Form 10KSB
period 2001-12-31
MOLICHEM MEDICINES INC
filed 2002-04-10
CIK 1143932

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year ended December 31, 2001

                                       OR

          [_] Transition Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
            For the Transition Period from ___________ to ___________

                        Commission File Number: 333-64430

                            MoliChem Medicines, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                    33-0820923
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                           100 Europa Drive, Suite 421
                        Chapel Hill, North Carolina 27517
          (Address of principal executive offices, including zip code)

                                 (919) 960-0217
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 27, 2002 (based on the closing sale price of US $2.25 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $7,493,000. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding at March 27, 2002 was 18,679,287.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                TABLE OF CONTENTS

                  Forward-Looking Information                                                 2

PART I

  Item 1.         Business                                                                    2

  Item 2.         Property                                                                    30

  Item 3.         Legal Proceedings                                                           30

  Item 4.         Submission of Matters to a Vote of Security Holders                         30

PART II

  Item 5.         Market for Common Equity and Related Stockholder Matters                    30

  Item 6.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       32

  Item 7.         Financial Statements                                                        42

  Item 8.         Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure                                                        42

  PART III

    Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.                          43

    Item 10.      Executive Compensation                                                      46

    Item 11.      Security Ownership of Certain Beneficial Owners and Management              47

    Item 12.      Certain Relationships and Related Transactions                              49

    Item 13.      Exhibits and Reports on Form 8-K                                            49

Forward-Looking Information

This report includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "might," "intends" and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying such statements. The forward-looking statements in this document and in documents we incorporate by reference reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

     .   The success or failure of our efforts to implement our business strategy;
     .   Our ability to raise sufficient capital to bring our products to market;
     .   The high cost and uncertainties relating to clinical trials;
     .   The unpredictability of the duration and results of regulatory review;
     . Our dependence on our compounds Moli1901, Moli56A and Moli56B, and the uncertainty of market acceptance of those products;
     . Our reliance on our joint development agreement with InterMune, Inc. for the development of Moli1901;
     .   Changes in industry practice;
     .   One-time events; and
     .   Other risks and uncertainties.

The forward-looking statements made in this document are subject to a number of risks and uncertainties that are discussed below in the section entitled "Item
1. Business."

                                     PART I

Item 1.  Business

Overview of Business and Strategy

         We are an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. The pharmaceutical industry is highly competitive and subject to significant and rapid technological change. Several other pharmaceutical companies are actively engaged in research and development in areas related to our product candidates. We currently do not have any products on the market. All of our product candidates are in the early stages of development. We expect to market our first product candidate, subject to obtaining all necessary regulatory approvals, in 2005.

         Our lead product candidate, Moli1901 (commonly known as Duramycin), is intended for the treatment of mucus plugging in airways. This condition is present in many diseases in which the respiratory system airways are obstructed, frequently referred to as obstructive respiratory diseases. Among the causes of these diseases is the inability of the tissues in the airways, including the lungs, to maintain proper liquidity of the mucus so that it can be cleared through normal respiratory system functions. Moli1901 corrects the cause of the creation of mucus plugs by activating an alternative pathway for chloride and water transport through the cells lining the airways to facilitate proper hydration of the mucus.

         The chronic formation of mucus plugs caused by abnormal chloride and water transport causes the lung disease cystic fibrosis. Moli1901 is currently in Phase I clinical trials, where it has shown significant mobilization of chloride in the cells lining the nasal passages, referred to as the nasal epithelium, and has been well tolerated by the patients. We plan to initiate a Phase II trial during the fourth quarter of 2002.

         Our secondary product candidates are the iron containing compounds Moli56A (commonly known as DTPA iron (III)) and Moli56B (commonly known as Ferrioxamine B). These product candidates are also covered under our patents, and are indicated for use in conditions that are caused by overproduction of free radicals. Treatment opportunities may include organ damage caused by septic shock, and the reversal of nitric oxide over-production associated with a variety of additional human disorders.

         Our third area of focus is the creation of a library of compounds similar to Moli1901 with diverse therapeutic potential in treating respiratory malfunctions with antibiotics. The structure of Moli1901 offers great potential for the creation of chemical diversity as a member of the family of compounds known as lantibiotics. Lantibiotics are compounds similar, at the molecular level, to Moli1901 that also have antibiotic properties and contain an unusual amino acid known as lantionine. Thus, we intend to create a library of lantibiotic compounds with diverse therapeutic potential in treating respiratory infection with antibiotics.

         Our primary objective is to be a leader in the development and commercialization of pharmaceutical products for the treatment of respiratory diseases within and, eventually, outside the hospital setting. To accomplish our objective, we are pursuing the following strategies:

         . to develop and commercialize Moli1901 by collaborating with InterMune, Inc., pursuant to our development and commercialization agreement with InterMune, which includes a license of Moli1901 for all indications to InterMune;

         . to in-license other compounds and products with demonstrated potential;

         . to exploit our internal discovery platform to expand our product portfolio;

         .    to acquire other businesses that can accelerate our development;

         . to enter into additional strategic partnerships for the development of additional compounds;

         . to target our future sales force on the North American hospital and out-patient market; and

         .    to exploit other compounds to which we currently have rights.

OUR BUSINESS, INDUSTRY, REGULATION AND STRATEGY

General Information About Cystic Fibrosis

The Disease

         Cystic fibrosis is a genetically caused disease affecting approximately 30,000 children and adults in the United States. Cystic fibrosis causes the body to produce abnormally thick, sticky mucus, due to the faulty transport of chloride (one of the constituents of regular table salt) from inside the cells lining organs, such as the lungs and pancreas, to the outer surfaces of the cells. The thick cystic fibrosis mucus also obstructs the pancreas, preventing enzymes necessary to digest food from reaching the intestines where they work. Specialized treatments are available to address these problems at care centers across the country supported by the Cystic Fibrosis Foundation.

         One in 31 Americans (one in 28 Caucasians, or more than 10 million people) is an unknowing, symptom-less carrier of the defective gene. An individual must inherit two defective copies of the cystic fibrosis gene - one from each parent - to have cystic fibrosis. Each time two carriers conceive a child, there is a 25 percent chance that the child will have cystic fibrosis; a 50 percent chance that the child will be a carrier; and a 25 percent chance that the child will be a non-carrier.

         The pace of cystic fibrosis research has greatly accelerated since the defective gene was discovered in 1989. As safe and successful gene therapy is still in its early experimental stages and years away from becoming a commonly used treatment, scientists are looking for ways to get the chloride out of the cells utilizing other methods. Several drugs are being evaluated for this purpose. In addition, other treatment strategies to correct the causes of cystic fibrosis, rather than just the symptoms, are currently being tested in clinical trials. Our first product candidate, Moli1901, seeks to do just that.

Clinical Trials

         The process of drug development consists of several major steps, from research in the laboratory through research in the clinic to treating the patients. The following is a working definition of the different phases of clinical trials, which all of our product candidates are required to go through.

         A new drug must be tested first in the test tube, then in living systems or models; these stages are known as "preclinical" research. "Clinical trials" involve patients, and allow researchers to assess the safety and efficacy of the therapy under highly controlled circumstances. The entire process of clinical trials often lasts four to five years and goes through at least three separate phases. After the completion of the Phase III trials, the FDA must approve the therapy before it is allowed to be placed on the market and made available to the public.

         The Preclinical Phase

         Preclinical studies are conducted in the research laboratory to evaluate a potential treatment strategy in living systems or models. If successful, the research moves on to Phase I testing.

         Phase I and Phase II Clinical Trials

         These stages of research determine safe doses and routes of administration (e.g., orally, intravenously, inhaled, etc.) They do not give a
                                                      ----
final assessment of whether or not a particular drug will successfully treat an illness, although many patients may report experiencing some therapeutic benefits. Phase I and Phase II trials may sometimes be done simultaneously.

         Phase III Clinical Trials

         Phase III studies are performed to measure how well a drug works in a large number of people. This helps "fine tune" proper dosage amounts and procedures to help ensure a drug's safety and effectiveness. For most drugs, Phase III clinical trials involve many care centers and clinics treating hundreds of patients. These trials are often also "behind-the-scenes" studies that attempt to improve or expand uses for current drugs, devices, or techniques. For instance, clinical trials of airway clearance techniques may give physicians a valuable resource to help them determine which type of airway clearance method is best for each individual patient.

         Cystic Fibrosis Foundation

         The Cystic Fibrosis Foundation has played a major role in seeking a cure for cystic fibrosis by supporting and accrediting more than 110 cystic fibrosis care centers that provide specialized care to cystic fibrosis patients. They also fund a network of 10 research centers at leading universities and medical schools in the United States, and provide a variety of grants to scientists to conduct research throughout the country.

         We intend to develop and commercialize Moli1901 as a leading therapy for the treatment of cystic fibrosis. We have received approximately $786,000 from the Cystic Fibrosis Foundation in grants for research and development of Moli1901. We also have conducted clinical studies at The Johns Hopkins University School of Medicine, one of the cystic fibrosis care centers supported by the Cystic Fibrosis Foundation.

BUSINESS

Industry

         The incidence of respiratory diseases such as bronchitis and cystic fibrosis is growing rapidly. Consequently, there is a continuous increase in market demand for new approaches to respiratory disease therapy management.

         One of these new therapy approaches is to treat abnormal pulmonary secretions, such as mucus plugging of the lungs. Mucus secretions are secreted by specialized cells and are normally present in the lungs and bronchial cells. These secretions trap bacteria, particles, and dust which invade the lungs as one breathes. If the composition of the mucus is altered, the secretions accumulate in the lungs in the form of mucus plugs, leading to an environment which tends to develop infections and inflammation.

         For instance, normally, chloride transported from inside cells to the surface of the respiratory epithelium, the outer layer of tissue, pulls water along with it and so helps to hydrate and soften the mucus secretions. In patients with cystic fibrosis, chloride transport across the respiratory epithelium is deficient, so the mucus contains less water and its viscosity is abnormally increased.

         The inability of cystic fibrosis patients to clear this thickened mucus results in chronic, obstructive pulmonary changes, repeated pulmonary infections and, eventually, death. Respiratory failure is the usual cause of death, with the median survival age being approximately 32 years.

         Currently, there is no effective drug on the market to treat cystic fibrosis which is specifically designed to correct this abnormal chloride transport. Patients are most commonly treated with antibiotics, anti-inflammatory drugs, and a mucolytic, chemicals which break up the mucus. These agents are aimed at mitigating the negative effects of the thick mucus characteristics of the disease.

         It is estimated that 30,000 people in the U.S. suffer from cystic fibrosis. In the U.S., each patient spends between $10,000 - $13,000 per year in medications to treat the symptoms associated with the disease. Moreover, based on estimated calculations, the market for more effective treatments of cystic fibrosis is approximately $400 million a year, whereas the market for more effective treatment of bronchitis is estimated at approximately $1 billion a year.

Our Lead Product Candidate - Moli1901

         We have developed Moli1901 for two purposes: to reduce formation and to improve clearance and removal of mucus plugs in obstructive respiratory diseases such as cystic fibrosis by correcting the abnormal transport of chloride and water in the lungs. Moli1901 is a 19 amino acid peptide, which is two or more amino acids linked end-to-end and similar to a small protein. Moli1901 is produced from the fermentation of Streptomyces cinnamoneus, a non-pathogenic microorganism. Moli1901 has been shown to increase chloride permeability, actual transport of the chloride through the cell wall, through an alternative chloride channel in both normal and cystic fibrosis respiratory cells and tissues.

         Moreover, Moli1901 is different from other cystic fibrosis drugs because it treats the abnormal chloride transport in the lungs, while the therapies that are now on the market, such as antibiotics, mucolytics and anti-inflammatory agents, treat only the symptoms or results of abnormal chloride transport. Genentech's Pulmozyme(R), a mucolytic agent and also the first drug approved for cystic fibrosis in the last 30 years, improves pulmonary function and reduces the frequency of respiratory infections requiring antibiotics. It also improves the ability of abnormal mucus present in cystic fibrosis to flow. This elevated viscosity of the cystic fibrosis mucus is the result of the presence of deoxyribonucleic acid, commonly known as DNA, that is released from white blood cells during inflammation. Similarly, PathoGenesis launched TOBI(TM), commonly known as tobramycin, for use by the aerosol route. Tobramycin is a known antibiotic that treats Pseudomonas infection in the lungs of cystic fibrosis patients, a very serious and oftentimes fatal infection. There are, however, no medicines currently on the market that target the chloride transport deficiency in cystic fibrosis. Moreover, therapies by the aerosol route such as Moli1901 offer target organ treatment without contamination of other organs. Therefore, we believe Moli1901 is a rational candidate molecule for aerosol delivery to the lungs of a patient having cystic fibrosis.

         The first targeted market for Moli1901 is the treatment of cystic fibrosis. Cystic fibrosis patients show an abnormal chloride and water transport in their lungs due to a mutation in the gene that encodes the protein that regulates chloride and water transport. Moli1901 will likely have a role not only in the clinical management of cystic fibrosis but also in other obstructive respiratory diseases such as chronic bronchitis, a group of chronic diseases characterized by obstruction of the airways and referred to as chronic obstructive pulmonary disease. In bronchitis patients, the mucus is rigid, whereas in acute severe asthma, the mucus has high viscosity. Thus, increased water in bronchial secretions appears to correct the mucus composition, to attenuate the symptoms of the disease, and to provide clinical benefit to patients with bronchitis and acute severe asthma.

The Development of Other Compounds from Moli1901

         Moli1901 is a small protein of 19 amino acids encoded by a gene present in a microorganism known as Streptomyces which can be mutated. We plan to create several of these analog protein compounds for diverse therapeutic treatments of respiratory and other diseases. Lantibiotics are compounds similar to Moli1901 that also have antibiotic properties and contain the unusual amino acid lantionine; thus, their name. These compounds will target specific areas of medicine in respiratory care where we already have both knowledge and experience, e.g., new surfactant molecules or antibiotics for pulmonary infectious disease.

         While the new lantibiotic compounds can be studied in-house or contracted to research laboratories with microbiology and pharmacology capabilities, collaboration with universities will enable us to confirm the structure, profile, and spectrum of activities of the new drug candidates. Moreover, our scientists and management will evaluate each lead compound before its acceptance into the development pipeline. Each development compound candidate will address a specific medical need in pulmonary care, represent a significant market opportunity, and will be economic to manufacture in relationship to its selling price.

Iron Chelates for Septic Shock

         We have also acquired the rights to use, develop and market several iron-containing compounds referred to as iron chelates. Pre-clinical studies have shown that two of these iron chelates - Moli56B and Moli56A - were effective in promoting survival in animals infected with bacteria in their bloodstreams. These animal models may duplicate pathological conditions in humans, for instance, in the case of accident victims who develop infections once bacteria has had the opportunity to invade the bloodstream, causing septic shock.

         Septic shock is a life-threatening condition that is associated with common diseases such as pneumonia, kidney infections, AIDS, meningitis, and other conditions suppressing the immune system. Septic shock is characterized by the over-production of free radicals, by-products of the act of the normal white cell attack on invading bacteria. These reactive compounds may lead to organ damage and death. However, the above-mentioned iron chelates, when they interact with free radicals, can eliminate them. Pre-clinical evidence demonstrates that, by using the compound Moli56A, it is possible to prevent multiple organ failure and death in septic shock models in mice and baboons through tissue/organ protection. These findings support the plan to develop Moli56A for those patients predisposed to the progression of the septic shock syndrome. Thus, the use of iron chelates for the treatment of these conditions provides an unique method of preventing the initiation or continuation of the series of reactions involved in septic shock that lead to multiple organ failure and resultant death. All cases of septic shock are caused by a bacterial or yeast infection of some kind. This increase in microbial infections in hospitals is enhanced mainly by the vulnerability of patients, in particular older and AIDS patients, who have weakened immune systems that predispose them to the development of sepsis.

Market Potential

         Moli1901

         The global incidence of chronic obstructive pulmonary disease is rapidly increasing with cigarette smoking and air pollution. Chronic obstructive pulmonary disease is the fifth leading cause of death in the United States. More than 13.5 million Americans are thought to have chronic obstructive pulmonary disease. Approximately 10% of this population suffers from episodes of mucus plugging. Assuming an annual treatment cost of $1,000 per patient, with acute treatment 2 or 3 times a year, and utilization by half of the patient population, the market size in the United States would be approximately $650 million. Our initial targeted market for Moli1901 is the clinical management and treatment of cystic fibrosis. We expect to develop Moli1901 as a mucoactive agent that hydrates mucous, allowing it to flow more freely. As such, Moli1901 could become not only a new therapy for cystic fibrosis, but also an effective therapy for other chronic obstructive pulmonary diseases such as chronic bronchitis. In bronchitis patients, the mucus is rigid. Increased water in bronchial secretions appears to correct the mucus composition, to attenuate the symptoms of the disease, and to provide clinical benefit to patients with bronchitis.

         Iron Chelates Potential

         With the introduction of Lilly's Xigris(R) on the U.S. market during the fist quarter of 2002, the search for sepsis drugs has taken an optimistic turn, despite multiple past failures of pharmaceutical and biotech companies in their clinical trials. Because of this current development in the treatment of sepsis, any use of Moli56A or Moli56B might be part of a combination approach to the treatment of sepsis or other critical illnesses. Xigris(R) approval validates and supports the use of Moli56A in the protection of vital organs. We have shown the efficacy of Moli56A in animal models of shock, including the baboon, and we plan clinical development to demonstrate what our lead compound can offer in the prevention of secondary vital organ failure.

         The Moli56A mechanism of action differs from that of other compounds studied for the treatment of sepsis, those compounds attempting to reverse the hypotension associated with septic shock. The presumed mechanism of action of Moli56A has shown tissue and organ protection and survival in all four tested animal models of septic shock, including the hypotensive baboon model, one of the most difficult to treat.

         Our commercial appraisal for the iron chelates is based on the disease incidence. This is relatively simple for septic shock since we can include all causes and all patients. As a result of our analysis, we anticipate that 80% of all patients will be eligible for treatment by virtue of either the severity of their respective illnesses, financial considerations, or geography. Statistics show that, in the United States, at least 500,000 people develop sepsis each year (Science, 1994; 264:365-366) and the cost of their annual treatment is $ 4,500. The worldwide market for sepsis is close to 1,500,000 patients. Assuming a $4,500 cost and a 15% penetration, the worldwide market for an iron chelate for the treatment of sepsis and septic shock could reach $1 billion.

Strategic Plan for Growth

         Our strategy for growth is to build a fully integrated pharmaceutical company with a research arm that discovers novel medicines and a development arm capable of conducting relevant pre-clinical and clinical research.

         Additional strategies include:

         Creating a Library of Compounds and Inventing New Therapeutic Uses

         We have initiated research efforts toward the creation of new analogs to the original Moli1901 and other lantibiotics. These new compounds would target specific areas of medicine in respiratory care where we have a foundation of knowledge and experience, i.e., new surfactant molecules or antibiotics for pulmonary diseases. Therefore, we have initiated a methodical program to identify compounds with antibiotic properties with indication and status in the area of multiple drug-resistant bacteria, yeasts, and protozoa.

         We have contracted with an outside research laboratory to initiate studies intended to identify new lantibiotic compounds with microbiologic and pharmacologic capabilities. Also, we may work in conjunction with universities to confirm the structure, profile, and spectrum of activities of selected drug candidates.

         Our scientists and management will evaluate each lead compound before its acceptance into the development pipeline. Our criteria for evaluating each development compound candidate include that it should address a significant medical need in pulmonary care, inspire scientific confidence, represent a significant market opportunity, promise adequate market protection, and have feasible manufacturing economics. This research is based on, but not limited to, the demonstrated activity of Moli1901 against multidrug resistant tuberculosis.

         Forming Partnerships with Other Companies

         To achieve growth, we also intend to develop strategic partnerships, collaborations, and joint ventures with other companies that build on our assets and strengths:

         . We will attempt to form alliances to acquire access to leading edge technologies that strengthen and add speed to our research and development efforts.

         . We will attempt to form strategic marketing alliances to market our products.

         InterMune, Inc. Joint Development and Commercialization Agreement

         In May 2001 we entered into agreement with InterMune, Inc. to develop treatments for respiratory disorders, including cystic fibrosis, chronic obstructive pulmonary diseases, and tuberculosis. Under the terms of the agreement, we granted InterMune a worldwide co-exclusive license for the development and commercialization of Moli1901 and InterMune granted us a worldwide co-exclusive license to all InterMune technology related to the products developed pursuant to the agreement. We have established a joint development committee to oversee and direct the joint development of each product, and joint commercialization committees will be formed prior to approval to market products to oversee and direct the joint commercialization of each product. Under the terms of the agreement, we are responsible for leading the regulatory efforts, including all regulatory filings in our name, under the direction of the development committee. We are also responsible for leading all manufacturing efforts under the direction of the development committee or commercialization committee for each respective product. InterMune is responsible for leading the commercialization efforts under the direction of the commercialization committee.

         Prior to executing the agreement InterMune paid us a $50,000 payment to refrain from negotiating an agreement with another party. Upon execution of the agreement we received an additional up-front, non-refundable payment of $1,450,000 from InterMune in connection with entering into this agreement. We will receive additional payments from InterMune, totaling up to $5,000,000 million for each product, upon our attainment of certain development and regulatory milestones for each product. We will jointly share all expenses for development and commercialization of all products and will jointly share all profits and losses received from the commercialization of each product. Either party, however, may choose not to participate in the development of any other product after the initial product and, in such case, its license to such other product will terminate but it will be entitled to a profit share based on its contribution as a percentage of the total contribution to the products where it has participated in the development.

         The agreement will be in effect until the milestone obligations and profit share obligations for all products have terminated. Either party may terminate the agreement if the other materially breaches the agreement or for cause or for bankruptcy. In addition, either party may terminate the agreement if the other party has failed to contribute at least fifty percent to the development expenses for the initial product. If InterMune breaches the agreement, terminates for cause, becomes subject to the bankruptcy provisions, or fails to contribute at least fifty percent to the development of the initial product, InterMune's license to MoliChem technology will terminate and the InterMune license to us will become exclusive. InterMune will be entitled to its share of the profits for the initial product, based on its contribution and a profit share for all subsequent products based on its contribution. If we breach the agreement, terminate for cause, become subject to the bankruptcy provision, or fail to contribute at least fifty percent to the development of the initial product, our license to InterMune technology will terminate and the MoliChem license to InterMune will become exclusive. We will be entitled to our share of the profits for the initial product, based on our contribution and a minimum profit share for all subsequent products based on our contribution. InterMune is still required to make up to $5,000,000 in milestone payments for each product that reaches the required regulatory development milestones.

Competition

         We believe that our products will face intense competition, not only from the existing generations of therapies, but also from the new ones to be developed. Presently, several competing pharmaceutical companies that have greater resources than we do, such as financial, operational, sales, marketing, research and development resources are actively engaged in the research and development resources of new generations of therapies. Thus, we anticipate we will compete not only against the existing therapies, but also against developing new therapies.

         A potential competitor for treatment of cystic fibrosis is a compound in Phase I development by Inspire Pharmaceutical, designated as INS-365. INS-365 interacts with a cellular receptor present in the lung epithelial cells. A potential compromise for the utility of such a compound is the desensitization of the receptors caused by prolonged use; this can be an inherent problem in receptor-specific therapies. To our knowledge, this scientific issue has not been resolved by Inspire. Study results published on INS-365 indicate that INS-365 is relatively safe in early clinical studies. However, the compound caused a precipitous drop in pulmonary function at the dose which demonstrated the greatest efficacy. Recently, Inspire announced that they will pursue development of an analog of INS-365 for treatment of cystic fibrosis.

         One of the biggest breakthroughs in cystic fibrosis research came in 1989, when researchers identified the gene that, when defective, is responsible for the development of cystic fibrosis. Scientists began studying ways to insert copies of the normal gene into cells so that they could produce normal proteins. The normal genes are contained within molecules targeted to seek out defective cells. Commonly, the carriers are virus particles that have been altered to prevent them from causing illness. When a carrier reaches its target, it unloads the genes. Ultimately, the goal is for the new genes to correct the mutation or to make the defective cells susceptible to drug treatment leading to the cure of cystic fibrosis. However, there is no treatment for cystic fibrosis using gene therapy at this time and significant obstacles need to be overcome to develop a treatment. Researchers will need to find a means by which to deliver normal genes and to maintain them indefinitely inside the defective cells in a manner safe to the patient.

         Pulmozyme(R), and TOBI(TM), already on the market, are expected to be synergistic with the use of Moli1901. Mucolytic agents, such as Pulmozyme(R), have generally been ineffective in the treatment of chronic bronchitis. A mucoactive agent such as Moli1901 can dramatically expand this market by acting on the treatment of mucus plugs. There are no marketed mucoactive agents available at this time to compete with Moli1901 in any of the planned indications. A detailed study of the mucoactive compounds under development will be performed before targeting chronic obstructive pulmonary diseases as a new indication.

         Numerous competitors are involved in the pharmaceutical and biotechnology industry in cystic fibrosis gene therapy, including Gen Vec, Genzyme, Targeted Genetics, and Copernicus Therapeutics, Inc. Other competitors such as Dupont, Milkhaus, Solvay Pharmaceuticals, Nexstar Pharmaceuticals/Gilead, Univax Biologics & Genzyme, Discovery Laboratories, Inspire Pharmaceuticals, Xoma, Warner Lambert, Ucyclid Pharma, and SciClone are developing compounds for the treatment of cystic fibrosis. In addition, competitors developing compounds for septic shock include: Elsai, Icos, Centeon, Eli Lilly, Knoll Pharmaceutical, Warner Lambert, and Chiron/Searle.

Sales and Marketing

         In May of 2001, we entered into an exclusive development and commercialization agreement with InterMune to jointly develop and commercialize Moli1901 for the treatment of a range of pulmonary indications including cystic fibrosis. This agreement includes a license of Moli1901 from us to InterMune for all indications, as well as a license from InterMune to us for all InterMune technology related to products developed pursuant to this agreement. Upon signing, we received an up-front, non-refundable payment of $1,450,000, and we will receive additional milestone payments based on the attainment of development milestones for each indication. We and InterMune will jointly develop and commercialize Moli1901 for all indications worldwide, sharing all expenses and, should the product be approved by regulatory authorities in the United States and other parts of the world, both companies will share all profits and losses equally.

Manufacturing

         We have no manufacturing facilities. We intend to use contract manufacturers to produce our drugs rather than develop our own manufacturing capability for the present time. We have not yet selected contract manufacturers for the final formulation of Moli1901. GlaxoSmithKline has supplied us with sufficient product to finish current clinical trials. Our reliance on third parties to manufacture our products subjects us to a number of risks. In March 2001 we entered into an agreement with Apotex Fermentation Inc. for the manufacture of the initial Phase II product requirements of Moli1901. Any intellectual property developed by Apotex Fermentation during its performance under this agreement will be owned by us. Apotex Fermentation may terminate this agreement if it determines that it is unable to manufacture Moli1901 in accordance with our specifications. We may terminate the agreement upon the completion of any of the production milestones. Apotex Fermentation will not proceed with any work on a successive milestone without our prior approval. We are obligated to make an up front payment of $25,000 when we begin process verification and will be responsible for payments totaling $538,359 upon Apotex Fermentation's achievement of certain milestones and delivery of production materials. If Apotex Fermentation is able to successfully deliver Moli1901 for Phase II trials, it could provide product for additional trials so long as it meets the same quality specifications and price as other third party manufacturers.

Intellectual Property

         The patents for the use of Moli1901 and other compounds similar to Moli1901 known as lantibiotics in cystic fibrosis, bronchitis, asthma, and tuberculosis were assigned to MoliChem R&D by The Wellcome Foundation Ltd. and Glaxo Wellcome, Inc. Since the initial research related to Moli1901 was performed in collaboration with the University of North Carolina at Chapel Hill, this institution was also an assignee of these patent rights. MoliChem R&D therefore negotiated and obtained a license from the University of North Carolina at Chapel Hill to consolidate all the intellectual property rights.

         An additional proprietary position for Moli1901 emanates from the "orphan drug status" granted by the FDA on December 11, 1997 and by which we will have exclusive marketing rights for seven years following approval to market. Given the life-threatening nature of cystic fibrosis, we are developing Moli1901 under the FDA rules for development of drugs intended to treat life-threatening illnesses known as Subpart E. Subpart E establishes procedures to expedite the development, evaluation, and marketing of new therapies intended to treat persons with life-threatening and severely debilitating illnesses, especially those where no satisfactory alterative therapy exists. These procedures reflect the recognition that the benefits of a drug need to be evaluated in light of the severity of the disease being treated.

         We have a patent covering the use of Moli56B for the treatment of septic shock in each of France, Germany, Switzerland and Great Britain, all of which expire in 2014. We have submitted a patent application covering methods of treatment using Moli56A and Moli56B in each of the United States, Canada, and Japan.

         We also rely on trade secret protection for some of our confidential and proprietary information. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

         Moli1901

         We hold five United States patents and an Australian patent, and we have two non-U.S. patent applications filed for methods of treatment with Moli1901 in Canada and Japan. In Europe, the European Patent Office has issued a patent for Moli56B. Accordingly, we are filing applications in selected European countries.

         The intellectual property in these patents and patent applications were assigned to us by The Wellcome Foundation Ltd. and Glaxo Wellcome, Inc. in exchange for a 2% net sales royalty. The initial research related to Moli1901 was performed in collaboration with the University of North Carolina at Chapel Hill. In 1997, we consolidated the intellectual property rights by licensing from the University of North Carolina at Chapel Hill its rights to Moli1901 in exchange for a 1% net sales royalty.

         In addition, the orphan drug status granted by the FDA for Moli1901 gives us an additional proprietary position to compounds in this category with seven years of marketing exclusivity that we expect to expire in 2012 and a 50% tax credit for clinical development costs during development.

         Iron Chelates

         The International Patent Application (WO 94,26263, publication date:
November 24, 1994) covers the use of metal chelates in septic shock. It was assigned to MoliChem by Glaxo Wellcome Co. We have also filed a patent application for this process in the U.S. The European Patent Office has issued a patent covering the use of Moli56B in septic shock.

Government Regulation and Product Development

         Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals, as well as in our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. Pharmaceuticals are subject to rigorous preclinical testing, clinical trials and other pre-marketing approval requirements. In the United States, various Federal, and, in some cases, state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking and obtaining required approvals and the continuing need for compliance with the applicable regulations require the expenditure of substantial resources. Regulatory approval by the FDA and regulatory authorities in other countries, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Furthermore, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale, or use or even in their withdrawal from the market. The process for new drug approval is comprised of the following stages:

         Drug discovery. In the initial stages of drug discovery, tens of thousands of potential compounds are screened for activity against, for instance, a bacteria. The antibiotic assay would be such that it is thought to be predictive of efficacy for particular disease targets, for example, tuberculosis. This drug discovery process can take several months or years. Once a company locates a "lead compound," or a starting point for drug development, isolation and structural determination can begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve the drug properties of the lead. After a compound emerges from this process, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro, or test tube, screening against particular disease targets and finally, some in vivo, or animal, screening. If the compound passes these tests, the toxic effects of the compound are analyzed by performing preliminary exploratory animal toxicology studies. If the results demonstrate acceptable levels of toxicity, the compound emerges from the basic research mode and moves into the pre-clinical phase.

         Pre-clinical testing. We are currently in pre-clinical testing of iron chelates for treatment of septic shock and pneumonia. During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests typically take approximately two years to complete, and must be conducted in compliance with FDA regulations on standards for laboratory practices.

         The investigational new drug application. Moli1901 has successfully undergone safety, pharmacokinetics, and pharmacology studies, along with completion of the manufacturing and analytical development required to support an FDA investigational new drug application. The FDA approved our investigational new drug application for the use of Moli1901 in cystic fibrosis on July 12, 1997. During pre-clinical testing, an investigational new drug application is filed with the FDA to begin human testing of a drug. The investigational new drug application becomes effective if it is not rejected by the FDA within 30 days. The investigational new drug application must indicate the results of previous experiments, how, where, and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted in accordance with FDA regulations that govern the proper conduct of clinical trials. In addition, FDA regulations require that an institutional review board comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the investigational new drug application. The review board is also required to monitor the study. Progress reports detailing the results of the clinical trials must be submitted by us at least annually to the FDA. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the investigational new drug application process can result in substantial delay and expense.

         Some limited human clinical testing may be done under a physician's investigational new drug application in support of an investigational new drug application and prior to receiving an investigational new drug application. A physician's investigational new drug application is an investigational new drug application that allows a single individual to conduct a clinical trial. A physician's investigational new drug application does not replace the more formal investigational new drug application process, but can provide a preliminary assessment as to whether further clinical trials are warranted, and whether they facilitate the more formal investigational new drug application process. Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

         Phase I Clinical Trials. We are currently in Phase I clinical trials for Moli1901. After an investigational new drug application becomes effective, Phase I human clinical trials can begin. These tests usually involve anywhere from 20 and 80 people, either healthy volunteers or patients, and typically require one to two years to be completed. The tests study a drug's safety profile, and may include the determination of a safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized, and excreted by the body, and the duration of its action, if these properties are not already known.

         The first study demonstrated that nasal application of Moli1901 is safe both in healthy volunteers and patients with cystic fibrosis. In addition, this study showed that, by applying solutions of Moli1901 into the nasal epithelium (a dose in solution administered under light pressure) induces chloride and water transport both in healthy volunteers and in cystic fibrosis patients. It would seem that a single application of Moli1901 conditioned the nasal epithelium to allow chloride secretion over a prolonged period of time. Since chloride and water transport occur simultaneously, we anticipate that the compound will mobilize the appropriate, safe amount of water in the airways of cystic fibrosis patients.

         In the second study, using 16 healthy volunteers, all four groups were dosed with no toxicity observed, either acutely or up to day 29 follow-up. Review of the safety data indicates that Moli1901 is safe for administration to humans at the volumes and concentrations tested.

         In the third study, using cystic fibrosis patients, we are collaborating with the Therapeutics Development Network of cystic fibrosis research centers. This organization is affiliated with and sponsored by the Cystic Fibrosis Foundation. The protocol or design of the study, approved by the steering committee of the Therapeutics Development Network, prescribes objectives and methodology that are state-of-the-art for cystic fibrosis research. The data safety monitoring board of the Therapeutics Development Network served as the reviewing body for the safety data from the second study to grant clearance to begin to administer the compound to cystic fibrosis patients. We manage, supervise, and direct this study at two Therapeutics Development Network study centers: The Johns Hopkins Hospital and Childrens Hospital Boston, with consultant advice provided by the Therapeutics Development Network Coordinating Center. This is the research arm of the Therapeutics Development Network devoted to the consistent and efficient management of clinical studies in cystic fibrosis. We completed this study during the first quarter of 2002.

         We have entered into research agreements with Children's Hospital Boston and The Johns Hopkins University to conduct this trial. The material terms of our contracts with each organization are the same. Under those agreements those research centers will execute the agreed-upon study protocols set forth in the agreements. We will provide the materials and information with which to perform the trials and will pay those organizations for conducting the studies based on schedules set forth in those agreements. We retain the rights to any invention directly resulting from the conduct of the trials. The agreements may be terminated by either party with 30 days written notice. Upon termination we would pay each of the contracting parties amounts due at the time of termination.

         The fourth study we have planned will be used as a preliminary demonstration to lead into the Phase II trials by using mucociliary clearance as the primary endpoint. The protocol is under development with input from cystic fibrosis clinicians and researchers at The Johns Hopkins Hospital.

         Phase II Clinical Trials. We anticipate entering into the Pilot Phase II clinical trials for Moli1901 during the forth quarter of 2002. In Phase II clinical trials, controlled studies are conducted on an expanded population of patients with the targeted disease. The primary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects. These studies generally take approximately two years to be completed. In addition, Phase I/II clinical trials may be conducted concurrently to evaluate not only the efficacy of the drug on the patient population, but also its safety.

         Phase III Clinical Trials. We anticipate entering the Phase III clinical trials for Moli1901 during the third quarter of 2003. This phase typically lasts one to three years and involves an even larger patient population and more rigorous procedures to test the efficacy and safety of the drug. During the Phase III clinical trials, physicians will monitor the patients to determine efficacy and to observe and report any reactions that may result from long-term use of the drug.

         New Drug Application. Upon the completion of all of the three clinical trial phases, if there is substantial evidence that the drug is safe and effective, a new drug application is filed with the FDA. The new drug application must contain all of the information gathered on the drug, including the data from the clinical trials. New drug applications can be over 100,000 pages long.

         The FDA reviews all new drug applications submitted before it accepts them for filing. However, the FDA may request additional information before acceptance of the new drug application for filing. In that event, the new drug application must be resubmitted with the additional information and is again subject to review before filing. Upon acceptance for filing, the FDA begins a thorough review of the new drug application. Under the Federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the new drug application and to respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification of information already provided. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of the advisory committee. If the FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter; the latter often contains a number of conditions that must be met in order to secure the final approval of the new drug application. When and if those conditions are met, the FDA issues an approval letter, authorizing commercial marketing of the drug for certain indications. However, if the FDA's evaluation of the new drug application submission or manufacturing facilities is not favorable, the FDA may refuse to approve the new drug application.

         Marketing Approval. If the FDA approves the new drug application, the drug can then be prescribed by physicians. However, periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, Phase IV clinical trials, to evaluate long-term effects.

         Phase IV Clinical Trials and Post-Marketing Studies. We plan or anticipate to be constantly active throughout our ongoing research and development in Phase IV. In addition to studies requested by the FDA after approval, additional trials may be conducted to test and explore new indications. The purpose of these trials, studies, and related publications is to broaden the application and the use of the drug and its acceptance in the medical community.

         Orphan Drug Designation. In 1997, the FDA granted Moli1901 the "orphan drug designation." The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," that is, a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before the submission of a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. This designation generally, but not always, shortens the duration of the regulatory review and approval process. In addition, if a product that has orphan drug designation and subsequently receives FDA approval, the applicant will have exclusive approval of that drug for the orphan indication for a period of seven years.

         Approvals Outside of the United States. Regulatory procedures similar to those undertaken in the United States are also undertaken in virtually every other country before pharmaceutical products can be marketed there. The approval process and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, in those countries where drug prices are regulated, there can be no assurance that the resulting regulated prices will be sufficient to generate an acceptable return on investment to us.

Third-Party Payors

         In both domestic and foreign markets, sales of our product will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status by healthcare payors of newly approved pharmaceuticals. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. These studies may require a significant amount of resources.

Risks Related to Our Business
-----------------------------

         If we are unable to develop and successfully commercialize our product candidates, we may never generate significant revenues or become profitable. You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. Our product candidates are in the early stages of development, and only one is in human clinical trials overseen by the U.S. Food and Drug Administration. To date, we have not commercialized any products or recognized any revenue from product sales. We will require significant additional investment in research and development, preclinical laboratory testing and human clinical trials, regulatory approval, and sales and marketing activities. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

         Although we have reported increases in revenue during 2001, we expect to continue to incur losses for the foreseeable future and may never achieve profitability in future periods. We expect to incur substantial and increasing losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology, equipment, or other assets. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases in our research and development efforts and their costs, the execution or termination of collaborative arrangements, the initiation, success, or failure of clinical trials, or other factors.

         We have incurred net losses since 1996. Our net losses were approximately $56,000 in 1996 with revenues of $50,000, $141,000 in 1997 with revenues of $65,000, $66,000 in 1998 with revenues of $110,000, $130,000 in 1999 with revenues of $401,000, and $48,000 in 2000 with revenues of $760,000. For the year ended December 31, 2001, we reported a net loss of approximately $2,226,000 with revenues of approximately $941,000. $676,000 of this revenue was recognized in connection with our development and commercialization agreement with InterMune. The balance of the revenues for 2001 ,approximately $266,000, was received under grants from the Cystic Fibrosis Foundation and the Small Business Innovation Research Program. The agreement with InterMune is our only collaborative arrangement and provides for additional payments to us upon our achievement of certain milestones. The milestone payments potentially due us total up to $5,000,000 for each product if such specified milestones are achieved for each product. The agreement with InterMune also requires InterMune to reimburse us for half of certain costs of development and commercialization of Moli1901, commonly known as Duramycin. The receipt of these revenues in the future is subject to our achievement of the milestones and performance by both parties of their respective responsibilities under the agreement. These responsibilities include our payment of half of the costs of development and commercialization. If we are unable to pay these costs, our rights to the license this compound could be transferred to InterMune. We have not achieved any of the milestones set forth in this agreement and do not expect to achieve the first milestone for at least another 18 months. Potential revenues under the agreement with InterMune are currently our largest identified source of revenue. No assurance can be provided that any revenue other than the up-front payments will be received by us under this agreement because we may never achieve any of the milestones. Revenue and operating results for the year ended 2001 should not be considered to be representative of operating results of future periods.

         If we cannot enter into new licensing or assignment arrangements, our future product portfolio could be adversely affected. An important component of our business strategy is in-licensing and acquiring drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Competition for promising compounds can be intense. If we are not able to identify future licensing opportunities or enter into future licensing arrangements on acceptable terms, our future product portfolio could be adversely affected. We currently have one license agreement with the University of North Carolina and two assignments from GlaxoSmithKline PLC. We are not currently in discussions for any additional licensing or assignment arrangements.

         If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could cause our stock price to decline. Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate, through preclinical laboratory testing and human clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.

         Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

         .   lack of evidence of efficacy during the clinical trials;

         .   unforeseen safety issues;

         .   slower than expected rate of patient recruitment;

         .   government or regulatory delays;

         .   inability to adequately follow-up on patients after treatment;

         .   inability to finance clinical trials; and

         . inability to manufacture sufficient quantities of product candidates for use in clinical trials.

         The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many other factors, including perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development.

         Our principal product candidate, Moli1901, is in Phase I clinical trials. Volunteer follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for Moli1901 or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are presently in preclinical development, and we have not submitted the necessary investigational new drug applications with the U.S. Food and Drug Administration to commence clinical trials involving these compounds. Our preclinical development efforts may not be successfully completed, and as a result, we may not file further investigational new drug applications. Any delays in, or terminations of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

         Development and commercialization timelines for our current product candidates are as follows:
                         -

         Moli1901: We completed Phase I clinical studies for Moli1901 during the
         --------
first quarter of 2002. Phase II clinical studies are planned to begin during the forth quarter of 2002 and are expected to be completed by the end of the second quarter of 2003. If regulatory approval is obtained, Phase III clinical trials are expected to begin by the third quarter of 2003 and conclude during the third quarter of 2004. Submission of a new drug application to the FDA is planned for the third quarter of 2004. We anticipate initial sales of Moli1901 during the second quarter of 2005.

         Moli56A: Pre-clinical studies for Moli56A began during the first
         -------
quarter of 2002. We anticipate filing of an investigational new drug application for Moli56A with the FDA during the second quarter of 2002. Phase I clinical studies are also expected to begin during the second quarter of 2002. Phase I and Phase II clinical studies are planned to be conducted through mid-2003, with Phase III studies expected to begin during the first quarter of 2004. We anticipate initial sales of Moli56A during mid-2005.

         Moli56B: We will evaluate Moli56B for its usefulness against disorders
         -------
caused by nitric oxide overproduction. However, we have not developed a specific timeline for the development of that compound.

         Through December 31, 2001, we had incurred approximately $1,400,000 in costs related to clinical trials.

         If our third party clinical trial managers do not perform, clinical trials for our product candidates may be delayed or unsuccessful. We rely on third parties, including our collaborative partners, clinical research organizations, and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under the terms of our agreements with them.

         We have agreements with The Johns Hopkins Hospital and Children's Hospital Boston to perform clinical trials at those centers. We recently experienced a delay in the completion of the trial at The Johns Hopkins Hospital because the Office of Human Research Protection at the U.S. Department of Health and Human Services ceased all clinical trial activities at this facility as a result of instances of documentation noncompliance not related to our clinical trial. Our trial was recently allowed to resume. The cost of this delay has not been material because of the relatively small size of the trial.

         The cost of delays or failures to properly perform a future clinical trial is difficult to quantify. Additional costs could be caused by the need to repeat all or a portion of a trial, and lost revenues resulting from delays in obtaining approval from the FDA to sell our potential products. The magnitude of that cost would most likely depend on the length of the delay and the stage of development of the drug.

         If our products are not accepted by the market, we are not likely to generate significant revenues or become profitable. Even if we obtain regulatory approval to market a product, our products may not gain market acceptance among physicians, patients, healthcare payors, and the medical community at large. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

         .   demonstration of clinical efficacy and safety;

         .   cost-effectiveness;

         .   potential advantages over alternative therapies;

         .   reimbursement policies of governmental and third-party payors; and

         .   effectiveness of our marketing and distribution capabilities.

         Physicians will not recommend therapies using our products until clinical data or other factors demonstrate their safety and efficacy as compared with other drugs or treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain indications. For example, many antibiotic or antifungal products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients; Moli1901 is anticipated to be an inhaled "ready to use" aerosol, making it more likely to be utilized to greater benefit. However, our product candidates, if successfully developed, will still compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors, and the medical community may not accept and utilize any product candidates that we or our collaborative partners develop. If our products do not achieve significant market acceptance, we are not likely to generate significant revenues or become profitable.

         If we are unable to attract and retain key employees and consultants, we will be unable to develop and commercialize our products. We are highly dependent on the principal members of our scientific and management staff. In addition, to date we have depended on third parties to perform significant management functions. In order to pursue our product development, marketing, and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing, and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain other qualified personnel, our business, financial condition, and results of operations may be materially and adversely affected.

         During the past year, we have continued to retain MoliChem R&D's founder, Dr. Luis Molina, with an employment agreement that has an initial term expiring December 31, 2003. Dr. Molina is critical to our success because of his scientific knowledge related to our product candidates, his experience in bringing our product candidates to their current stage of development, his relationship with the Cystic Fibrosis Foundation and the centers where our research has been conducted, and his knowledge of drug development.

         We have experienced no attrition in our employees during the last year. We have hired a full-time office manager, a research coordinator, a chief medical officer and a chief business officer, who also serves as Chairman of our Board of Directors.

         In addition, we rely on members of our scientific advisory board and other consultants to assist us in formulating our research and development strategy. All of our consultants and the members of our scientific advisory board are employed by other entities. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us. If we lose the services of these advisors, the achievement of our development objectives may be impeded. Such impediments may materially and adversely affect our business, financial condition, and results of operations. In addition, except for work performed specifically for and at our direction, the inventions or processes discovered by our scientific advisory board members and other consultants will not become our intellectual property, but will be the intellectual property of the individuals or their institutions. If we desire to utilize these inventions, we will be required to obtain appropriate licenses from the owners. We cannot assure you that we will be able to obtain such licenses.

         If our third-party manufacturer fails to deliver Moli1901, clinical trials and commercialization of this product candidate could be delayed. We do not have any manufacturing facilities and anticipate that we will rely on third parties to manufacture our product candidates and products indefinitely. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls.

         We have a contract with Apotex Fermentation, Inc. to manufacture Moli1901. Apotex Fermentation has a limited number of facilities in which Moli1901 can be produced and has limited experience in manufacturing Moli1901 in quantities sufficient for conducting clinical trials or for commercialization. Apotex Fermentation may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market Moli1901. If Apotex Fermentation fails to deliver the required quantities of Moli1901 for clinical use on a timely basis and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, clinical trials involving, or commercialization of, Moli1901 could be delayed.

         Our contract with Apotex Fermentation may be canceled by us after Apotex Fermentation completes any of the production milestones set forth in the agreement. Apotex Fermentation may cancel this agreement if it determines that it is unable to manufacture Moli1901 in accordance with our specifications. This agreement may also be cancelled by either party if the other party:

         . becomes insolvent, discontinues business, or files a petition of bankruptcy or is adjudged a bankrupt;

         . discloses confidential information about the other party for any purpose not covered by the manufacturing agreement; or

         . breaches the terms of the contract and does not remedy such breach within ten days after being notified of the breach by the other party.

         If our agreement with Apotex Fermentation were to be cancelled, we are aware of, but have made no contact with, a number of other companies that could manufacture Moli1901 for us.

         We have no committed sources of additional capital; if circumstances require us to obtain additional funding, we may be forced to delay or curtail the development of our product candidates. Our requirements for additional capital may be substantial and will depend on many factors, some of which are beyond our control, including:

         . payments received or made under present and possible future collaborative agreements;

         . continued progress of our research and development of our product candidates; o costs associated with protecting our patents and other intellectual property rights;

         .   development of marketing and sales capabilities;

         .   market acceptance of our products; and

         . economic conditions and conditions in the capital markets generally.

         The total cost of developing our products will require significantly more resources than we currently have. This will require us to obtain additional funding, which we plan to secure in the form of equity capital. In the event the Company is unable to obtain additional financial resources, management plans to reduce the scope of its planned development activities and reduce costs to better align existing sources of capital with its operating costs. Management believes that its current cash balances are adequate to sustain its operations with a reduction in the amount of development costs for at least twelve months.

         We cannot assure that funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flows being dedicated to the payment of principal and interest on such indebtedness. This could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

         If we fail to manage our growth, our business could be harmed. Our business plan contemplates a period of rapid and substantial growth that will place a strain on our administrative and operational infrastructure. Prior to the acquisition of MoliChem R&D by

MoliChem Medicines in January 2001, MoliChem Medicines' management was dependent on third parties. Since such acquisition, the executives of MoliChem R&D became the management of MoliChem Medicines and MoliChem R&D. During 2001, we have hired a chief business officer and a chief medical officer who are experienced in drug development and managing pharmaceutical companies. However, while the chief business officer has substantial experience in managing pharmaceutical companies, as a group, management has limited experience and our management infrastructure is correspondingly limited. Our ability to effectively manage our operations and growth requires us to expand and improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Risks Related to Operating in Our Industry
------------------------------------------

         If we do not compete successfully in the development and commercialization of product candidates and keep pace with rapid technological change, we will be unable to capture and sustain a meaningful market position. The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies, including Genentech, Inc., Eli Lilly and Company, PathoGenesis Corporation, Inspire Pharmaceuticals, Inc., and SciClone Pharmaceuticals, Inc., that are actively engaged in research and development in areas related to our product candidates. Some of these companies have commenced clinical trials or have successfully commercialized their products. Many of these companies are addressing the same diseases and disease indications as we or our collaborative partners.

         Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

         .   developing products;

         .   undertaking preclinical testing and human clinical trials;

         .   obtaining FDA and other regulatory approvals of products; and

         .   manufacturing, marketing, and distributing  products.

         Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, relationships with academic and research institutions and licenses of proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

         If our intellectual property rights do not adequately protect our product candidates, others could compete against us more directly, which would hurt our profitability. Our success depends in part on our ability to:

         .   obtain patents or rights to patents;

         .   protect trade secrets;

         .   operate without infringing upon the proprietary rights of others;
             and

         .   prevent others from infringing on our proprietary rights.

         We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

         We have five patents issued in the United States and one patent issued in Australia that cover various methods of treatment using Moli1901. These patents expire at various times from 2013 to 2015. We have submitted patent applications covering methods of treatment using Moli1901 in Canada, Japan, and Europe.

         We have a patent covering the use of Moli56B for the treatment of septic shock in each of France, Germany, Switzerland and Great Britain, all of which expire in 2014. We have submitted a patent application covering methods of treatment using Moli56A and Moli56B in each of the United States, Canada, and Japan.

         In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

         If third parties claim we are infringing upon their intellectual property rights, we could suffer significant litigation or licensing expenses or be prevented from marketing our products. Research has been conducted for many years in the areas in which we have focused our research and development efforts. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing upon the patents and other proprietary rights of third parties. Our technologies may infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our collaborative partners may be prevented from pursuing product development or commercialization.

         The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, and the United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally, involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

         .   enforce patents that we own or license;

         .   protect trade secrets or know-how that we own or license; or

         . determine the enforceability, scope and validity of the proprietary rights of others.

         Although there have been no third party claims against any of our patents or other intellectual property, if we become involved in any patent or other intellectual property litigation, U.S. Patent and Trademark Office interference, or other administrative proceedings, we will incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, or at all.

         If we experience delays in obtaining regulatory approvals, or are unable to obtain them at all, we could be delayed or precluded from commercializing our products. Our product candidates under development will be subject to extensive and rigorous FDA federal regulations. The FDA controls all aspects of pharmaceutical products through these regulations, from development, testing, manufacturing, storage, labeling, record-keeping, approval for sale, marketing and distribution to continued monitoring for safety after approval. The FDA regulations that we are currently required to be in compliance with govern development, testing, storage, manufacturing, safety, efficacy and record keeping. We are in material compliance with these regulations. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates have been approved for sale in the United States or any foreign market. The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

         . adversely affect the commercialization of any drugs that we or our collaborative partner develop;

         .   impose costly procedures on us or our collaborative partner;

         . diminish any competitive advantages that we or our collaborative partner may attain;

         .   adversely affect our receipt of revenues or royalties; and

         . reduce the market value of our common stock and make it more difficult for us to obtain funding.

         Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with applicable FDA or foreign regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

         .   delays in clinical trials or commercialization;

         . refusal of the FDA to review pending market approval applications or supplements to approval applications;

         .   product recalls or seizures;

         .   suspension of production;

         .   withdrawals of previously approved marketing applications; and

         .   fines, civil penalties, and criminal prosecutions.

         We may rely on our current collaborative partner to file investigational new drug applications and generally direct the regulatory approval process for some of our product candidates. Our collaborative partner may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we, or our collaborative partner, will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited.

         We and our contract manufacturer are also required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. We, or our contract manufacturer, may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we, or our contract manufacturer, fail to comply, we could be subject to fines or other sanctions, or be precluded from marketing our products.

         The annual cost of maintaining compliance with all of the FDA regulations that we are currently required to be in compliance with is approximately $200,000.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards. The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials. Our insurance coverage limits are $1 million per occurrence and $3 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products when marketing approval is obtained for product candidates in development. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Risks Related to Investing in This Company
------------------------------------------

         Our stock price could be volatile, and your investment could suffer a decline in value. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

         .   trading volume of our shares;

         . number of securities analysts, market makers and brokers following our shares;

         . changes in, or failure to achieve, financial estimates by securities analysts;

         . new products or services introduced or announced by us or our competitors;

         . announcements of technological innovations by us or our competitors;

         .   actual or anticipated variations in quarterly operating results;

         . conditions or trends in the biotechnology and pharmaceutical industries;

         . announcements by us of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

         .   additions or departures of key personnel; and

         .   sales of our common stock.

         In addition, the stock market has recently experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources from our business. Further, our shares are currently traded on the Pink Sheets and are considered a "penny stock." Price fluctuations in such shares are particularly volatile and subject to manipulation by market makers, short sellers and option traders. Our shares are traded on the NASD Over-the-Counter Bulletin Board, but this trading mechanism does not significantly change the risks of price fluctuations described above.

         Our directors and executive officers own a substantial amount of our common stock, which may prevent new investors from influencing corporate decisions. Including presently exercisable stock options and stock options exercisable within 60 days, our directors and executive officers beneficially own over 50% of our outstanding common stock. Luis Molina, our Chief Executive Officer, President and a director, beneficially owns 38.87%; Gilles Cloutier, Chairman of the Board, Chief Business Officer and a director, 3.28%; Terry Williams, our secretary, 1.05%; Ronald Keeney, a director, 0.70%; Vatche Tchakmakian, a director, 0.73%; and Jacques Gagne, a director, 0.56%. The interests of our management could conflict with the interests of our other stockholders. Although, Gilles Cloutier, Terry Williams, Ronald Keeney, Vatche Tchakmakian and Jacques Gagne have registered their shares as selling stockholders, collectively they only own approximately 6% of our common stock. Dr. Molina, who is not a selling stockholder, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. (If you acquire shares of our common stock, you may have no effective voice in our management. See "Principal Stockholders" for additional information on the concentration of ownership of our common stock.)

         Future sales of our common stock may depress our stock price and dilute your interest. The market price of our common stock could decline as a result of sales of substantial amounts of common stock by current stockholders, especially by our officers and directors, in the public market, or the perception that these sales could occur. We may want to issue additional shares of our common stock in future financings and may grant stock options to our employees, officers, directors and consultants under our stock award plan, subsequent to its approval by our stockholders. These factors could make it more difficult for us to raise funds through future offerings of our common stock. If a trading market for such shares of common stock were to develop, sales of substantial amounts of such shares or the availability of substantial amounts of such shares for sale could adversely affect prevailing stock market prices. In addition, we could issue series or classes of preferred stock having rights, preferences and powers senior to those of our common stock, including the right to receive dividends and/or preferences upon liquidation, dissolution or winding-up in excess of, or prior to, the rights of the holders of our common stock. This could depress the value of our common stock and could reduce or eliminate the amounts that would otherwise have been available to pay dividends on our common stock or to make distributions on liquidation.

         There are 18,679,287 shares of our common stock outstanding. Of those outstanding shares, 12,554,214 are subject to transfer restrictions by a lock up agreement with the holders of those shares. Under the lock-up agreement shares become transferable in increasing numbers each year through December 31, 2005, at which time they are fully transferable. Other shares are transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

         The "penny stock" rules could make selling our common stock more difficult. Our common stock is considered a "penny stock," which generally is a stock trading under $5.00 and not registered on national securities exchanges or quoted on the national Nasdaq market. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This often has the result of reducing trading in such stocks and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

         . deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

         . provide the customer with current bid and offer quotations for the penny stock;

         . explain the compensation of the broker-dealer and its salesperson in the transaction;

         . provide monthly account statements showing the market value of each penny stock held in the customer's account; and

         . make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors may find it more difficult to sell their shares.

         If you require dividend income, you should not rely on an investment in MoliChem Medicines. We do not anticipate paying cash dividends in the foreseeable future. Our ability to pay dividends is dependent upon our ability to operate profitably. We may never become profitable. Even if we do become profitable, we expect that any earnings will be retained for development and expansion of our business. If you require dividend income, you should not expect to receive any cash dividends as a shareholder of MoliChem Medicines.

Item 2.  Property

         Our principal offices are located in a 3,300 square foot leased office space in Chapel Hill, North Carolina. We do not own or lease any other facilities.

Item 3.  Legal Proceedings

         We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters

         MoliChem's common stock began trading on the Over-the-Counter Bulletin Board in January 2002 under the symbol "MLCM". Prior to Bulletin Board trading our stock was traded on the Pink Sheets. Prior to our trading on the Pink Sheets, there was no public market for our stock.

         As of March 25, 2002 we had approximately 157 beneficial stockholders of our common stock. We have not declared any dividends, and we do not plan to declare any dividends on our common stock in the foreseeable future. The following table presents the high and low closing bid prices of the common stock for the periods indicated. The quotations were obtained from Pink Sheets LLC and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                        HIGH                  LOW
                                        ----                  ---
         2001
         Fourth Quarter                $2.85                  $1.40
         Third Quarter                 $3.40                  $1.90
         Second Quarter                $4.75                  $2.60
         First Quarter                 $3.25                  $ .87

         2000
         Fourth Quarter                $1.95                  $ .18
         Third Quarter                 $ .18                  $ .18
         Second Quarter                $ .20                  $ .10
         First Quarter                 $ .10                  $ .10


Issuance of Unregistered Securities
-----------------------------------

         During 2001 the Company granted to seven employees and directors options to purchase a total of 1,760,000 shares of common stock at a price of $1.50 per share, and granted to six non-employees options to purchase 268,000 shares of common stock at prices ranging from $1.50 per share to $3.50 per share. The issuance was exempt from registration under Section 4(2) of the Securities Act.

         On May 14, 2001 a former advisor to the Company exercised options to purchase 10,000 shares of common stock at a price of $.0013 per share, providing total proceeds of $13. Those options were granted prior to 2001. The issuance was exempt from registration under Section 4(2) of the Securities Act.

         On January, 2001, the Registrant issued 1,000,000 units, each unit consisting of one share of common stock and one common stock purchase warrant in a private placement for $1,500,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.50. The issuance was exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock and warrant certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

         In connection with the merger, the Registrant issued 13,369,282 shares of common stock to the stockholders of MoliChem R&D, Inc., a North Carolina corporation. The issuance was exempt from registration under Section 4(2) of the Securities Act. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an opinion of competent counsel has identified an exemption therefrom.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" described under Item 1, "Business", our actual results may differ materially from those anticipated in these forward-looking statements.

Background

         MoliChem Medicines, Inc. was incorporated in the state of Delaware on July 20, 1998 under the name of Cortez Development, Ltd. (Cortez); its name was changed to MoliChem Medicines, Inc. on February 21, 2001, following a reverse merger effected on January 18, 2001.

         On January 18, 2001, Molichem R&D, Inc. acquired Cortez in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer. MoliChem R&D was incorporated in the state of North Carolina on December 21, 1995 under the name of MoliChem Medicines, Inc.; its name was changed to MoliChem R&D, Inc. on April 6, 2001. MoliChem R&D is a development stage pharmaceutical research and development company that develops products for the treatment of serious respiratory and related conditions.

         MoliChem Medicines, Inc. has had no operations or revenues since its inception and, since the acquisition of MoliChem R&D, Inc., MoliChem Medicines has been a holding company only. All of MoliChem Medicines' research and development activity has been conducted by MoliChem R&D. MoliChem Medicines has no present plans for conducting any business activities except through MoliChem R&D, or for acquiring any other business entity. Accordingly, the terms "we", "us", "our", and similar terms refer to the entities MoliChem Medicines, Inc. and MoliChem R&D, Inc. on a consolidated basis, unless the context requires otherwise.

Research and Development Activities

         Since we began operations in December 1995, MoliChem R&D, Inc. has devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of pulmonary diseases and has not generated any revenues from product sales. In addition, we plan to develop a product for the treatment of sepsis based on our two compounds Moli56A (commonly known as DTPA iron (III)) and Moli56B (commonly known as Ferrioxamine B). We have one product candidate, Moli1901 (commonly known as Duramycin), in Phase I clinical trials, and Moli56A and Moli56B are in the pre-clinical trials stage of development. We also intend to develop additional products based on the structure of Moli1901, but no additional products have been developed at this time.

Development of Moli1901
-----------------------

         The majority of our resources have been used in the development of Moli1901. Moli1901 is currently in Phase I of clinical development to determine safe dose levels in healthy patients. We plan to initiate Phase II clinical studies to determine the effectiveness of safe dose levels in patients with cystic fibrosis during the fourth quarter of 2002. We plan to complete all necessary phases of clinical research and other development activities in order to obtain approval from the U.S. Food and Drug Administration to market Moli1901 during 2005. Prior to the assignment of the Moli 1901 technology to MoliChem R&D, we estimate that approximately $10 million was spent on its preclinical development. Through December 31, 2001 we have spent approximately $1,600,000 in developing Moli1901, and anticipate spending a total of approximately $25 million prior to obtaining approval to market the product. The majority of that $25 million estimated development cost will be incurred during the period of the InterMune agreement, and we anticipate that 50% of that cost will be shared by InterMune under our agreement.

         The successful development of Moli1901 will depend upon a number of factors, including the ability of our contracted clinical research sites to successfully recruit participants for the clinical studies, the successful execution of the clinical study protocols, and performance of required activities by outside contractors, such as any organizations contracting to manage clinical research activities, to perform toxicology and similar testing and to manufacture Moli1901. Approval for marketing will ultimately depend on achieving the anticipated results from our clinical studies and acceptance of those results by the FDA. While we anticipate that we will successfully bring Moli1901 to market, failure to do so would result in lost revenue and have a material adverse effect on our operations.

Development of Moli56A and Moli56B
----------------------------------

         We plan to develop Moli56A and Moli56B for the treatment of sepsis. Those compounds are currently in the early stages of development, with positive results having been demonstrated in preclinical studies in animal models. Additional preclinical studies, including toxicology studies, are planned to begin during the second quarter of 2002 with the filing of an investigational new drug application with the FDA during the second quarter of 2002. We plan to conduct the necessary clinical and other studies to obtain approval to market the more successful of these two compounds during 2005. Our risks associated with successful development of these compounds are inherently greater than the risks associated with the development of Moli1901 because Moli56A and Moli56B are earlier in their stages of development. These products will also be subject to the same development risks as for Moli1901. We currently anticipate being able to successfully bring one of those compounds to market. Delays in product development or failure to successfully develop the product will result in loss of future revenues.

         Prior to the assignment of Moli56A and Moli56B to MoliChem R&D, we estimate that approximately $1 million was spent on their preclinical development. Through December 31, 2001 we have incurred immaterial costs related to the development of Moli56A and Moli56B.

We anticipate spending a total of approximately $20 million in developing products from these compounds.

Significant Sources of Revenue

Grant Revenue
-------------

         Prior to 2001, our revenues were derived from grants from the Cystic Fibrosis Foundation and the National Institutes of Health to develop Moli1901 for the treatment of cystic fibrosis. Grant revenue was $265,872 in 2001 compared to $759,575 in 2000. Through December 31, 2001, we have received a total of approximately $1,717,000 in revenue under these grants. We do not anticipate receiving additional revenue under either of these grants. Our primary near term source of revenue will be derived from payments from InterMune, Inc. for the sharing of development costs related to Moli1901. We may consider pursuing grants to provide funding for product research and development in the future.

Revenue from Joint Development Agreement
----------------------------------------

         In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901 under which we received $1,450,000 as an up-front non-refundable payment. This payment provided InterMune with a worldwide co-exclusive license for the Moli1901 technology, including all information related to Moli1901 and its patents. . Under this agreement, MoliChem and InterMune agreed to share costs incurred subsequent to the date of the agreement related to furthering the clinical development and commercialization of Moli1901. The agreement also provides for additional payments to MoliChem by InterMune for the achievement of certain milestones, and the sharing of revenues from product sales. The up-front payments under this agreement of $1,450,000 and a payment from InterMune received in 2000 in connection with our agreement not to seek another development partner for Moli1901 of $50,000 are being recognized as revenue ratably over the estimated fifty-month period from the effective date of the agreement through the expected date the first product is approved for sale. The Company has recognized as revenue $240,000 during 2001 related to these up-front payments.

         InterMune and MoliChem share equally the costs of developing Moli1901. The costs to be shared under the agreement include agreed-upon costs incurred internally, such as personnel costs, and amounts paid to external organizations with whom InterMune or MoliChem have contracted to perform research and development activities. During 2001, we recognized $435,500 as revenue relating to the reimbursement from InterMune for their share of costs that we incurred under the agreement from May 2001 through December 2001. This amount was received from InterMune during 2002.

Milestone Payments and Product Revenues
---------------------------------------

         Additional revenues related to each product developed under this agreement will be received as certain milestones in the development of Moli1901 are achieved. The milestone payments will total up to $5 million for each product if all milestones are achieved. To date no milestone payments have been received.

         If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of our products and from receipt of royalties on sales of any products that may be licensed to others in the future. Our current plans provide for product sales beginning in 2005. The agreement with InterMune provides that InterMune will receive one half of the profits or losses from the sales of Moli1901 products assuming that they provide one half of the product development costs throughout the development period.

Significant Elements of Cost

         Our expenses thus far have consisted primarily of costs incurred in research and development related to Moli1901, and general and administrative costs associated with our operations. We expect our costs to increase as our efforts to develop Moli1901 accelerate. We will also increase spending to develop Moli56A and Moli56B as therapies for sepsis. General and administrative expenses will increase as we add personnel to support the growth of our company and to assume the obligations of a public reporting company. In the future, we expect to incur costs related to licensing and development of additional products and sales and marketing expenses after we establish our sales and marketing organization. We are not currently in negotiations to license or otherwise acquire additional technologies or entities.

Research and Development Costs
------------------------------

         Research and development costs include primarily costs related to the development of Moli1901. These costs are comprised primarily of amounts paid to outside contractors for the manufacture and testing of the Moli1901 compound, toxicology studies, consultation regarding regulatory and other matters, and the conduct of clinical research studies. Research and development costs also includes the cost of our personnel involved in product development, the legal and other costs incurred to secure and maintain our intellectual property, and indirect costs associated with research activities. We do not operate research or manufacturing facilities, and thus internal facility costs associated with our product development efforts have historically been immaterial.

         We expect product development costs to increase substantially in connection with our efforts to bring Moli1901 through the development process. In addition, we will incur costs to initiate clinical development of Moli56A and Moli56B during 2002. Further, during 2002, we have initiated research to develop a library of compounds similar to Moli1901 (a stable polypeptide) for the purpose of identifying additional qualified drug candidates. The increase in our research and development activities will cause our costs to significantly exceed historical levels.

General and Administrative Costs
--------------------------------

         The major components of general and administrative costs are personnel costs, infrastructure costs such as rent and utilities, legal and professional fees related to general corporate matters, accounting fees, and travel costs. The largest single component of general and administrative costs during 2001 was compensation expense related to the granting of stock options to employees and others.

         We have a limited history of operations. We anticipate that our results of operations will fluctuate for the foreseeable future due to a number of factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals.

Critical Accounting Policies and Estimates

         The preparation of financial statements requires our management to make estimates and assumptions in a number of areas, including revenue recognition and reporting of research and development costs. Those judgments are based on historical experience and various other factors that are relevant at the time that those judgments are made. Management evaluates the reasonableness of those judgments on an on-going basis, and makes changes to underlying estimate and assumptions when deemed appropriate. Actual results may differ from these estimates as conditions change.

         Management believe that the following critical accounting policies, among others, are affected by assumptions and estimates used in the preparation of financial statements.

Revenue Recognition
-------------------

         Our largest source of revenue is generated from a collaborative development arrangement with InterMune, Inc. for the joint development and commercialization of Moli1901, under which we have received up-front payments and cost-sharing payments for research and development. The up-front payments are recognized as revenue ratably over the expected product development period. This estimated period will be reassessed periodically, and revised as deemed necessary by management. Revenue from cost sharing payments due to us is recognized as the costs covered by the agreement are incurred.

         Revenue from grants is recognized as costs qualified for reimbursement under the grant are incurred and request for reimbursement is made to the grantor.

Research and Development Costs
------------------------------

         Research and development costs include the cost of personnel, supplies, contracted services, and the cost of infrastructure associated with research and development activities. These costs are expensed as incurred.

Stock-based Compensation
------------------------

         The Company grants stock options to employees and non-employees for services. The expense associated with employee and board of director grants are valued based on an intrinsic value method and non-employee grants are valued using the Black-Scholes option pricing model. The Black-Scholes pricing model takes into account several significant assumptions, such as volatility and risk-free interest rates. Options associated with future services are revalued at each balance sheet date until vested, and such future revaluation might have a significant impact on future operating results.

Valuation Allowance for Deferred Tax Assets
-------------------------------------------

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not that we will be unable to utilize deferred income tax assets in the future. At December 31, 2001, we provided a valuation allowance of $1,143,000 against $1,143,000 of deferred tax assets. We considered all of the available evidence in making our determination of the appropriate carrying amount of the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, such change might have an impact on future reported operating results.

Financial Position

         Our financial position changed significantly from December 31, 2000 to December 31, 2001. We received net proceeds of $1,494,489 from a private placement of 1,000,000 units of common stock and warrants in January 2001. In May 2001, we received an up-front payment of $1,450,000 in connection with the collaborative agreement with InterMune, Inc. These cash infusions, less amounts used for operations, investments in long-term assets, and repayments of debt resulted in cash equaling $1,481,881 at December 31, 2001 compared to $65,908 at December 31, 2000. In addition, accounts receivable were $435,800 at December 30, 2001 compared to none at December 31, 2000. This amount is substantially all due from InterMune for shared product development costs. As discussed in more detail below under "Liquidity and Capital Resources", we will need to raise additional funds during 2002 to enable us to fund our planned research and development activities during 2002 and in the future.

         Accounts payable and accrued liabilities exclusive of income taxes increased from $63,400 at December 31, 2000 to $380,373 at December 30, 2001, reflecting increased levels of product development and general and administrative spending. In 2001, we provided $39,500 for current federal and state income taxes payable.

         Funds made available during the year were used to repay the $80,000 short-term loan and the $106,534 long-term note payable that were outstanding at December 31, 2000, resulting in no outstanding debt at December 31, 2001.

         Deferred revenue in connection with our agreement with InterMune totaling $1,260,000 is presented within the liabilities section of our balance sheet at December 31, 2001. This total represents the amount of up-front payments from InterMune, including the $50,000 contract deposit reflected in the December 31, 2000 consolidated balance sheet, that have not yet been recognized as revenue. We will periodically reevaluate the period over which this revenue should be recognized based on the progress of our development of Moli1901.

         The cash investment related to our merger along with the amortization of deferred stock compensation of $1,603,313 during 2001 were the primary factors that increased additional paid in capital from $217,069 at December 31, 2000 to $2,873,709 at December 31, 2001.

It should also be noted that in connection with the reverse merger, we changed our tax reporting status from a Subchapter S corporation to a Subchapter C corporation. Accumulated losses through that date of $440,744 were transferred from accumulated deficit to additional paid-in capital. Total stockholders' equity (deficiency) changed from ($222,338) at December 31, 2000 to $280,655 at December 31, 2001.

Results of Operations

Comparison of Years ended December 31, 2001 and 2000

Revenue
-------

         Revenue totaled $941,372 during 2001 and $759,575 during 2000. Grant revenue decreased by $493,703 to $265,872 during 2001 compared to $759,575 during 2000. This decline in grant revenue reflects the near completion of activities under those grants, and a decision by management to rely less on grant income as a source of funding. Grant revenue is expected to be minimal during 2002. Revenue of $675,500 was recognized during 2001 in connection with the collaborative agreement dated May 2001 with InterMune, Inc., Comprised of $435,500 in cost sharing payments related to the development of Moli1901 and the recognition of $240,000 of the $1,500,000 in up-front payments received from InterMune that are being recognized ratably over the expected development period of Moli1901. We expect joint development agreement revenue to increase substantially during 2002 consistent with expected increased spending on the development of Moli1901.

Research and Development Costs
------------------------------

         Research and development costs were $1,338,729 in 2001 and $653,577 during 2000. These expenses consist primarily of payments to contract research organizations, consultants, and personnel costs. These costs have increased consistent with the level of activity related to clinical trials and production and testing of Moli1901. Personnel costs have also increased by approximately $140,000 in this area, as the number of employees involved in research and development increased from two at the end of 2000 to four by the end of 2001. Research and development costs will increase significantly in the future, as we proceed with further stages of clinical development of Moli1901, as well as Moli56A and Moli56B, and the development of our library of stable polypeptides.

General and Administrative Costs
--------------------------------

         General and administrative costs were $1,842,699 in 2001 and $139,024 in 2000. The largest component of this category of costs was stock compensation expense, with $1,118,481 of the total stock compensation of $1,234,114 being allocated to general and administrative costs during 2001. Options to acquire a total of 2,028,000 shares of common stock were granted during 2001, primarily to employees. Compensation expense was attributed to those options that vested during 2001, many of which were fully vested at the date of grant. This expense can be expected to fluctuate in the future based on the number of additional options issued and the values assigned to those options that are subject to remeasurement in future periods. There were no options granted during 2000 and no stock compensation expense recognized during that period.

         Personnel costs increased by approximately $110,000 during 2001 as the number of employees increased from two in 2000 to six by the end of 2001, with two of those individuals having primarily administrative and organizational responsibilities. In 2001 we experienced increases in legal and accounting costs of approximately $320,000 in connection with general corporate matters and regulatory filings. General and administrative costs have increased in concert with the growth of activity in our Company, and the costs inherent in the administration of a public reporting entity. We expect general and administrative costs to continue to increase as the Company grows.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization costs remained minimal at $4,547 in 2001 and $3,358 in 2000. The Company has minor investments in property and equipment and intangible assets, and we expect depreciation and amortization to remain a minor element of our cost structure.

Loss from Operations
--------------------

         Loss from operations increased to $2,244,603 in 2001 from $36,384 in 2000, which was the result of increased research and development and general and administrative costs, as the company increased spending on development activities related to Moli1901, and secured the infrastructure needed to support its growth. As previously stated, $1,234,114 of that loss was from the recognition of non-cash expense for stock compensation. We anticipate that operating losses will continue and may increase until our compounds are developed and approved for sale.

Interest Expense
----------------

         Interest expense decreased to $6,341 in 2001 from $13,931 in 2000. This decrease is the result of the repayment during 2001of the loan from the North Carolina Biotechnology Center. We are not currently financing our operations with borrowings, and expect interest costs to be minimal in 2002.

Interest Income
---------------

         Interest income increased to $64,821 in 2001 from $2,271 in 2000. This increase resulted from the higher interest-bearing deposit balances that we have been able to maintain during 2001 because of the up-front payment from InterMune, and the funds brought into the Company from the reverse merger in January 2001. Interest income has recently been adversely affected by lower short-term interest rates, and in the future will depend on the investment returns that we are able to earn and the amount of funds available for investment. We are planning to raise additional funds during 2002, and the amount that we are able to raise will have a direct bearing on the level of our investments and their related income.

Income Taxes
------------

         Income taxes of $39,500 in 2001 represents estimated current federal and state income taxes incurred primarily as a result of the receipt of up-front payments from InterMune. We report income and expenses on the cash basis for income tax purposes, and file separate returns for MoliChem Medicines, Inc. and MoliChem R&D, Inc. for state income tax purposes, and combined returns for federal income tax purposes. We anticipate that the Company will incur losses in future periods for both financial reporting and tax purposes, and do not expect significant income tax expenses or benefits until the Company achieves profitability from product sales.

         MoliChem Medicines generated net deferred tax assets arising from temporary differences between income for financial reporting and tax purposes. A valuation allowance was established for the full amount of those assets because their realization in future periods is uncertain. Prior to 2001 MoliChem R&D, Inc. was organized under Subchapter S Corporation of the Internal Revenue Code, and taxable income or losses were passed through to MoliChem R&D stockholders, with no income taxes or benefits to be recognized by MoliChem R&D, Inc.

Liquidity and Capital Resources

         Through 2000 our operations were primarily funded by government grants and third party and related party loans. Management does not expect these sources to provide significant cash in the future. We expect to generate revenue during the next several years from cost sharing and milestone payments from our collaborative agreement with InterMune, Inc. Our business strategy anticipates the development and commercialization of Moli1901, and Moli56A and Moli56B. In addition, we intend to discover and develop compounds similar in structure to Moli1901 for various therapeutic uses. We also intend to license or otherwise acquire the rights to other compounds and technologies that compliment our current products, although we are not currently negotiating any such acquisitions. We anticipate the need to raise significant amounts of additional capital during the next several years in order to successfully bring our products to market and to execute our strategy.

         Our consolidated statements of operations and our consolidated statements of cash flows provide an indication of the nature of the changes in our financial and operating structure that we expect to continue. We incurred a net loss of $2,225,623 in 2001, and we have incurred losses since the inception of the Company of $2,666,367. We expect to continue to incur losses in the future at least until our products are approved for sale, which we currently anticipate to occur during 2005. Our net cash provided by operating activities was $145,612 in 2001 compared to net cash used of $76,414 in 2000. While these amounts are relatively comparable given the size of our operations, it is relevant to note that exclusive of the $1,450,000 received from InterMune during 2001, our operating activities used $1,304,388 in cash. Our increasing need for financial resources to fund our development activities is further demonstrated by the fact that our operating expenses, exclusive of the non-cash expense of $1,234,114 in 2001 for stock compensation, totaled approximately $1,951,861. As we continue our efforts to bring Moli1901 through development to commercialization, our costs will increase. In addition, our business strategy includes initiating research and development programs for Moli56A and Moli56B, and additional compounds. This increase in development activity will generate increasing expenditures, and the corresponding need for additional financial resources. We will thus become increasingly dependent on InterMune's continued financial support for the development of Moli1901 as set forth in the agreement, as well as additional funding from other sources, in order to successfully execute our business strategy.

         In January 2002, certain existing investors exercised warrants to purchase additional common shares providing $1,500,000 of additional funding for the Company's near-term development plans. The Company's ability to further improve its financial position will be influenced by, among other things, its ability to obtain additional financing, successfully develop its products, obtain FDA approval and successfully market its products. The Company's actual cash requirements might differ from those currently anticipated for reasons, including the status of product development, the time and cost involved in conducting our preclinical research and clinical trials, developments in competing products and other factors.

         In the event the Company is unable to obtain additional financial resources, the Company plans to reduce the scope of its planned development activities and reduce costs to better align existing sources of capital with its operating costs, and adopt a viable alternative business model. Management believes that such an alternative business model could be implemented, and that its current cash balances are adequate to sustain its operations with a reduction in scope of development costs for at least the next twelve months. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if necessary, obtain additional financing or product licensing agreements on terms that are acceptable to the Company. Additionally, an alternative business model may differ significantly from the Company's current operating strategy, and would not guarantee the long-term success of the Company.

         The Company has certain commercial commitments and contractual obligations that require us to incur expenses in the future. We are committed under a premises lease for our corporate headquarters that obligates us to payments of $77,000 in 2002, $80,300 in 2003, and $51,500 in 2004. In addition, several research and development studies are currently in process that require progress payments and payment upon completion of the studies. At December 31, 2001 the total of those remaining commitments was approximately $969,000.

Subsequent Event

         As previously discussed, in January 2002 warrants to acquire 1,000,000 shares of the Company's stock at $1.50 per share were exercised. The exercise of those warrants resulted in the receipt by the Company of an additional $1,500,000 in cash.

Restatement of 2000 Financial Statements

         The Company's financial statements as of and for the year ended December 31, 2000 were restated as described in the notes thereto, in order to change the manner in which the reverse merger on January 18, 2001 was reported. Previously the transaction was recorded in a manner similar to a pooling-of-interests. The accounting treatment for this transaction has been restated to reflect the transaction as a purchase and recapitalization as of the date of the reverse merger.

Recently Issued Accounting Standards

         In June of 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company will adopt this standard for any future business combinations.

         In June of 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of SFAS No. 142 on January 1, 2002. The Company does not believe that adoption of this standard will have an impact on its operations and financial position.

         In June of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The adoption of this standard will not have an impact on the Company's operating and financial position.

         In August of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this standard will have an impact on its operating and financial position.

Item 7.  Financial Statements

The financial statements and reports of independent auditors are included herein. See pages F-1 through F-19.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


         Please refer to the Company's Current Report on Form 8-K dated February 6, 2002, No. 333-64430 which is incorporated herein by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Officers

         We have five directors. Each of these directors will serve one-year terms. The members of our Board of Directors and our executive officers, together with their respective ages and certain biographical information, are set forth below. Our officers are elected by, and serve at the designation and appointment of, the Board of Directors.

        Name                     Age        Position
        ----                     ---        --------

        Luis Molina              51         President, Chief Executive Officer
                                            and Director
        Gilles Cloutier          57         Chairman of the Board, Chief
                                            Business Officer and Director
        Terry Williams           44         Secretary
        Ronald E. Keeney         59         Executive V.P., Chief Medical
                                            Officer and Director
        Vatche Tchakmakian       40         Director
        Jacques Gagne            59         Director

         Luis Molina, Ph.D., Founder, President, CEO and Director. Dr. Molina has been President, CEO and a director of MoliChem Medicines since January 2001 and President, CEO and Chief Scientific Officer of MoliChem R&D since January 1995. Dr. Molina founded MoliChem R&D in 1995. While at Burroughs Wellcome Company, he invented and showed proof of principle for the use of Moli1901 for the treatment of cystic fibrosis and was its International Project Leader (1992-1995). He is also one of the inventors for the use of Transition metal complexes in septic shock, and was Program Leader at Burroughs Wellcome Company (1992-1995) in this therapeutic area. During fifteen years of research, ten of them at Burroughs Wellcome Company (1985-1995), he authored 34 publications and 8 patents. He earned a Ph.D. degree at the University of Buenos Aires, Argentina, for work performed on inhibitors of protein kinases working at the Foundation Campomar as a member of a research team directed by the Nobel Laureate Luis F. Leloir.

         Gilles Cloutier, Ph.D., Chairman of the Board, Chief Business Officer and Director. Dr. Cloutier has been Chief Business Officer, Chairman of the Board and a director of MoliChem Medicines and MoliChem R&D since January 2001. He was the Executive Vice President of Business Development of United Therapeutics Corporation, and one of its founders from 1997 to 2001. Dr. Cloutier has over thirty years of experience in the pharmaceutical industry and contract research organizations providing strategic support to the biotechnology and pharmaceutical industries. As Vice President of Cato Research (1992-1997), Dr. Cloutier founded Cato Pharma Canada and led his team to the successful preparation of numerous orphan drug applications, investigational new drug applications, new drug applications, and a new drug study. At Quintiles, Inc. (1990-1992), he served as Vice President of Clinical Operations. During his 13 years at Burroughs Wellcome Co. (1976-1990), Dr. Cloutier headed the Department of Medical Services, after leading the Neurology/Anesthesiology Section. He has served as Professor at both the University of Montreal, the University of North Carolina, and the University of Colorado Medical Center. . Dr. Cloutier has served as President and Trustee of the Associates of Clinical Pharmacology and is on the Board of Directors of the Epilepsy Foundation of America. Dr. Cloutier graduated from the University of Montreal with a Ph.D. in Pharmacology and has made numerous presentations and has 33 publications.

         Terry Williams, Secretary, Director of Development. Ms. Williams has been Secretary of MoliChem Medicines and MoliChem R&D since January 2001 and has been an employee of MoliChem R&D since January 1999. She served as a Clinical Research Scientist at Burroughs Wellcome Co. (1983-1988), where she was responsible for the design and implementation of international clinical trials and programs, including monitoring and management of multi-center programs. Ms. Williams also served as an International Project Manager at Burroughs Wellcome Co., where she designed and managed the implementation of strategic plans toward international development of compounds in the therapeutic areas of Respiratory, Cardiovascular, Central Nervous System (1988-1995), Psychiatry, as well as compounds designated as acute care interventions. From 1995 to 1999, Ms. Williams served as a Drug Development Consultant to the pharmaceutical industry, providing expertise to the establishment of infrastructure of start-up companies. She earned a Bachelor of Science degree in Natural Sciences and Education from Campbell University and has pursued advanced education in the areas of international drug development, languages, and business management. Ms. Williams has also completed course work in advanced Project Management sponsored by the Project Management Institute.

         Ronald E. Keeney, M.D., Director, Executive Vice President and Chief Medical Officer. Dr. Keeney has been a director of MoliChem Medicines since January 2001, a director of MoliChem R&D since April 1998 and Executive V.P. and Chief Medical Officer of MoliChem R&D since September 2001. He served as an Executive Director, in the Pediatrics and Academic Alliance at Parexel Internation from 1999 until 2001. Also, from 1995 to 1999, Dr. Keeney was the Director of Clinical Research at WakeMed Clinical Research Institute. He has held top level positions at Glaxo Research Institute from 1985 to 1995, acting as Vice President-Resources Administration, Vice President-Medical Affairs, and Director of Clinical Development, where he built and managed the clinical development, drug surveillance, and pharmacoeconomics departments. At Burroughs Wellcome Co., Dr. Keeney was Virology Medical Advisor from 1977 to 1985, designing and directing the clinical evaluation of anti-herpes virus drugs, yielding four approved new drug applications. As Clinical Professor (1977-2001) at the University of North Carolina School of Medicine, he taught pediatrics and clinical research.

     Vatche Tchakmakian, C.A., Director. Mr. Tchakmakian, the President of MoliChem Medicines from December 2000 to January 2001, has been a director of MoliChem Medicines since December 2000 and a director of MoliChem R&D since January 2001. He is a chartered accountant specializing in public companies and securities regulations in Canada. He serves as Chief Financial Officer and Secretary for several public companies in the biotech and mining sectors. From 1988 to 1993, he managed audit assignments at Price Waterhouse for a number of large private and public companies. Mr. Tchakmakian received his B.S. in Public Accounting from Ecoles des Hautes Etudes Commerciales, University of Montreal.

     Jacques Gagne, Ph.D., Director. Dr. Gagne has been a director of MoliChem Medicines and MoliChem R&D since January 2001. He is the Executive Director of the Frosst Healthcare Foundation and is currently President of Prix Galien Canada and Chairman of the Editorial

Board of l'Actualite Pharmaceutique.. In 1990, he created the Institute for Research in Industrial Pharmacy and was its founding Director General. . He started his career as a Professor at the Faculty of Pharmacy, University of Montreal, and was Dean from 1982 to 1990. Dr. Gagne was Chairman of the Board of LAB International Holdings, Inc., and currently serves as Chairman of the Board of Pharmagene, Inc., URRMA Biopharma, Sante 3e Millenaire (S3M), and Quantis Formulation, Inc. Dr. Gagne has served as Member of the Board and Vice President of the Quebec Order of Pharmacists. He has held positions of President of the Association of Faculties of Pharmacy of Canada and of the Association of Deans of Pharmacy of Canada and was Secretary-Treasurer of PharmaVision Quebec. Dr. Gagne was also Adviser to the Quebec Ministry of Health and Social Services. Dr. Gagne is an active member of numerous professional and scientific organizations as well as a member of the Advisory Board of the Health Research Foundation of Canada's Research-Based Pharmaceutical Companies of Canada. He completed a Master's Degree and a Ph.D. in Pharmacology from the University of Montreal. Dr. Gagne was a Medical Research Council of Canada Fellow at the University of California-San Francisco where he worked under Dr. Sidney Riegelman.

Scientific Advisory Board

         William Guggino, Ph.D., Professor of Physiology and Professor of Pediatrics, The Johns Hopkins University Medical School. Dr. Guggino advises in medical and biochemical aspects of the development of Moli1901. In addition to his academic and research obligations, Dr. Guggino is the Director of the National Institute of Lung, Blood, and Heart Cystic Fibrosis Gene Therapy Center, and Director of National Institute of Diabetes, Digestive, and Kidney Diseases Specialized Center of Research in cystic fibrosis. Dr. Guggino is a graduate of the University of North Carolina at Chapel Hill, and was a fellow at Yale Medical School. During his career, Dr. Guggino has developed methods and techniques to understand the function and pathophysiology of water channels, ion channels and, in particular, cystic fibrosis transmembrane regulators. He is also involved in the research and development of viral vectors to effectively transfect the cystic fibrosis transmembrane regulator gene into human cells. Dr. Guggino and his research team have also characterized the different functions of cystic fibrosis transmembrane regulators in the context of different cystic fibrosis mutations.

         Pamela Zeitlin, M.D., Associate Professor of Pediatrics, The Johns Hopkins University School of Medicine. Dr. Zeitlin advises on all aspects of the clinical development of Moli1901. She performed the first nasal application of Moli1901 in humans. Dr. Zeitlin is a Member of the Medical Biochemistry Study Section, Division of Research Grants, National Institutes of Health. She holds academic degrees from Stanford and Yale and was Fellow of Pediatric Pulmonary Medicine at The Johns Hopkins University School of Medicine. She is actively involved in several aspects of ion transport in cystic fibrosis cellular models, cystic fibrosis transmembrane regulators, gene transfer and expression protocols, and regulation of the activity of cystic fibrosis transmembrane regulators. Dr. Zeitlin has authored 23 publications in the fields of cystic fibrosis and gene transfer.

         William E. Weiser, Ph.D., Executive Director at Magellan Laboratories Incorporated. Dr. Weiser advises us in all aspects of technical development for Moli1901. He presently directs a pharmaceutical analysis group responsible for method development, method validation, stability testing, and process validation in a Good Laboratory Practices / Good Manufacturing Practices compliant contract analytical laboratory. Dr. Weiser earned a Ph.D. in Analytical Chemistry at Purdue University in 1986. In his previous position as a Technical Development

Coordinator at Burroughs Wellcome Company (1993-1995), he was involved in the technical aspects of the development of Moli1901. He was responsible for international coordination of the Technical Development components of regulatory submissions and facilitated several successful Investigational New Drug submissions. As a Development Scientist at Burroughs Wellcome Company (1986-1994), he developed analytical methods to support process development and registration of new drug substances. He also evaluated and introduced new analytical technology for pharmaceutical analysis. Dr. Weiser has authored the drug substance analytical section of several Investigational New Drugs.

Item 10.  Executive Compensation

         The following table shows compensation earned by our Chief Executive Officer and President, and our Secretary during fiscal 2001, 2000 and 1999. Since MoliChem Medicines did not compensate any executive during fiscal 2001, 2000 and 1999, the information in the table includes compensation paid or awarded by MoliChem R&D only. No other executive officers or directors received compensation in excess of $100,000 during 2001.

Summary Compensation Table

                                                                            Long Term Compensation
                                                                            ----------------------

                                       Annual Compensation                  Awards                    Payouts
                                       -------------------                  ------                    -------

                                                                            Restricted   Securities
                                                           Other   Annual   Stock        Underlying   LTIP       All Other
Name And                                           Bonus   Compensation     Awards       Options/     Payouts    Compen-
Principal Positions            Year    Salary ($)  ($)        ($)             ($)        SARs (#)     ($)        sation ($)
-------------------            ----    ----------  ---        ---             ---        --------     ---        ----------
Luis Molina, President and     2001     146,125      7,306         0           0         350,000        0          0
Chief Executive Officer        2000      96,102        0           0           0            0           0          0
                               1999     104,844        0           0           0            0           0          0

                               2001      99,167      4,958         0           0         400,000        0          0
Terry Williams, Secretary      2000      81,450        0           0           0            0           0          0
                               1999      15,000        0           0           0            0           0          0

Compensation Arrangements
-------------------------

         On January 30, 2001 MoliChem Medicines and MoliChem R&D entered into an employment agreement with Luis Molina employing him as MoliChem R&D's Chief Executive Officer and President for three years and is automatically renewable for two more years at Mr. Molina's option. This agreement provides for (a) an annual base salary of $150,000, and (b) incentive compensation at our Board of Director's discretion, including an annual bonus of 20% of his annual base salary. This agreement also provides for the grant of a stock option to Mr. Molina to purchase 350,000 shares of our common stock at $1.50 per share. 220,000 shares of such option are currently exercisable, 30,000 shares will become exercisable upon performance related to the InterMune Agreement and 100,00 shares will become exercisable in connection with new technology performance.

         On January, 30, 2001, MoliChem Medicines and MoliChem R&D entered into an employment agreement with Terry Williams employing her as MoliChem R&D's Director of Development for three years and is automatically renewable for two more years at Ms. Williams' option. This agreement provides Ms. Williams with
(a) an annual base salary of $100,000, and (b) incentive compensation at our Board of Director's discretion, including an annual bonus of 20% of Ms. William's annual base salary. This agreement also provides for the grant of a stock option to Ms. William's to purchase 400,000 shares of our common stock at $ 1.50 per share. This option is exercisable as follows: 136,667 shares are currently exercisable; 77,778 shares became exercisable on January 30, 2002, with an additional 77,778 becoming exercisable on January 30, 2003; 30,000 shares will become exercisable upon performance related to the InterMune Agreement; and 77,777 shares will become exercisable on January 30, 2004.

Directors' Compensation

         We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of options and reimbursement for reasonable out-of-pocket expenses in attending meetings. During 2001 we granted options to purchase shares of common stock to two directors that are not employees. Vatche Tchakmakian was granted options to purchase 150,000 shares at $1.50 per share, those options being fully vested at the date of grant. Jacques Gagne was granted options to purchase 100,000 shares of common stock at $1.50 per share, those options being fully vested at the date of grant.

Item 11.Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2002. The information in this table provides the ownership information for:

         . each person known by us to be the beneficial owner of more than 5% of our common stock;

         .   each of our directors;

         . each of our executive officers named in the summary Compensation Table above; and

         .   our executive officers, directors and director nominees as a group.

         Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

   Name and Address                       Number of Shares           Percentage
   of Beneficial Owner                   Beneficially Owned         Outstanding*
   -------------------                   ------------------         ------------
   Dr. Luis Molina                           7,936,000 /(1)(2)/           38.87%
   MoliChem Medicines, Inc.
   100 Europa Drive, Suite 421
   Chapel Hill, North Carolina 27514

   W. Lowry Caudill                          2,093,621 /(1)/              10.26%
   5105 Hallmark BD
   Durham, NC 27712

   Alfred G. Childers                        2,093,621 /(1)/              10.26%
   106 Laurenbrook Ct.
   Cary, NC 27511

   Robert J. Harvey                          1,311,720 /(1)/               6.43%
   3609 Swift Dr.
   Raleigh, NC 27606

   Claude Gendron/(4)/                       1,100,000                     5.39%
   275 St. Jacques Street West
   Montreal, Quebec, H2Y1M9

   Jean-Guy Lambert/(3)/                     1,100,000                     5.39%
   1801 McGill College Avenue
   Suite 1260
   Montreal, Quebec H3A2N4

   Dacha Capital Inc.                        1,000,000                     4.90%
   1801 McGill College Avenue
   Suite 1260
   Montreal, Quebec, H3A2N4

   Multivox Marketing, Inc.                  1,000,000                     4.90%
   275 St. Jacques Street West
   Montreal, Quebec, H2Y1M9

   Gilles Cloutier                             670,000 /(5)/               3.28%

   Terry L. Williams                           214,445 /(6)/               1.05%

   Ronald E. Keeney                            142,360 /(7)/                .70%

   Vatche Tchakmakian                          150,000 /(8)/                .73%

   Jacques Gagne                               114,000 /(9)/                .56%

   All Executive Officers and                9,226,805 /(10)/             45.20%
   Directors as a Group (6 persons)

/*/ The percentages computed in this column of the table are based upon 18,679,287 shares of common stock outstanding on March 25, 2002, and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to shares issuable upon the exercise of stock purchase warrants and stock options currently exercisable or exercisable within 60 days of March 25, 2002

/(1)/ 5% of these shares are currently tradable. The remaining 95% of these shares are subject to a lock-up through December 31, 2005 under which additional shares become tradable in increments as follows: 20% on December 31, 2002, 25 % on December 31, 2003, 25% on December 31, 2004,
       and the remainder on December 31, 2005.

/(2)/ Includes 220,000 shares of common stock underlying a presently exercisable stock option at $1.50 per share. Does not include 130,000 shares of common stock underlying a stock option not exercisable within the next 60 days. 7,330,200 of these shares are subject to a lock-up agreement permitting trading in increasing amounts through December 31, 2005.

/(3)/ Jean-Guy Lambert is the President and a director of Dacha Capital, Inc. and has the investment power over the securities held by Dacha Capital.

/(4)/ Claude Gendron is the sole owner of Multivox Marketing, Inc. and therefore has sole voting power and investment power over the securities held by Multivox Marketing. Includes 100,000 presently exercisable stock options at $1.50 per share.

/(5)/ Includes 550,000 shares of common stock underlying presently exercisable stock options at $1.50 per share and includes 100,000 shares held by COPD which is controlled by spouse and children of Gilles Cloutier.

/(6)/ Represents shares of common stock underlying a presently exercisable stock option at $1.50 per share. Does not include 185,555 shares of common stock underlying a stock option not exercisable within the next 60 days.

/(7)/ Represents (a) 20,138 shares of common stock underlying a presently exercisable stock option at $.01 per share and (b) 122,222 shares of common stock underlying presently exercisable stock options at $1.50 per share. Does not include 77,778 shares of common stock underlying a stock option not exercisable within the next 60 days.

/(8)/ Represents shares of common stock underlying a presently exercisable stock option at $1.50 per share.

/(9)/ Includes 100,000 shares of common stock underlying a presently exercisable stock option at 1.50 per share.

/(10)/ Includes shares of common stock underlying stock options exercisable within the next 60 days.

Item 12. Certain Relationships and Related Transactions

         None of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

         .   Any of our directors or officers;

         .   Any person proposed as a nominee for election as a director;

         . Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

         .   Any promoters;

         . Any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

         The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

        Exhibit No.                      Description
        3(i)             Certificate of Incorporation of the Registrant*
        3(ii)            Amended and Restated By-Laws of the Registrant*
        4                Form of common stock Certificate of MoliChem Medicines,
                         Inc.*
        9                Stockholders Voting Agreement and Irrevocable Proxy
                         dated January 18, 2001 among Alfred G. Childers, Robert
                         J. Harvey, Luis Molina, W. Lowry Caudill, John E. &
                         Cynthia M. Shackles, and Dacha Capital, Inc.*

        10.1             Employment Agreement dated January 30, 2001 between
                         MoliChem Medicines and Luis Molina*
        10.2             Employment Agreement date January 30, 2001 between
                         MoliChem Medicines and Terry Williams*
        10.3             Technology Transfer and Custom Services Agreement dated
                         March 23, 2001 between Apotex Fermentation Inc. and
                         MoliChem R&D, Inc.*
        10.4             Exclusive Development and Commercialization Agreement
                         dated May 11, 2001 among InterMune, Inc. and MoliChem
                         R&D, Inc.
        10.5             Form of Option Agreement*
        10.6             Employment Agreement dated as of April 1, 2001 between
                         MoliChem R&D, Inc. and Gilles Cloutier*
        10.7             Employment Agreement dated as of September 17, 2001
                         between MoliChem R&D, Inc. and Ronald Keeney*
        10.8             Europa Center Office Lease dated July 2, 2001 between
                         Europa Center, LLC and MoliChem R&D, Inc.*
        10.9             MoliChem Medicines, Inc. 2001 Stock Award Plan*
        11               Statement of Computation of Per Share Earnings**
        16               Letter on change in certifying accountant***

*   Incorporated by reference to Registration Statement on Form SB-2, No.
    333-64430
**  Included in financial statements filed herewith
*** Incorporated by reference to Current Report on Form 8-K dated February 6,
    2002, No. 333-64430

(b) Reports on Form 8-K

There were no Reports on Form 8-K filed by the Registrant during the last quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Molichem Medicines, Inc.

                                         By: /s/  Luis Molina
                                         ---------------------------------------
                                         Luis Molina, Ph.D.
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

Date: April 10, 2002                     By: /s/  Luis Molina
                                         ---------------------------------------
                                         Luis Molina, Ph.D.
                                         President, Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Director


Date: April 10, 2002                     By: /s/  Richard E. Martin
                                         ---------------------------------------
                                         Richard E. Martin
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)


Date: April 10, 2002                     By: /s/  Gilles Cloutier
                                         ---------------------------------------
                                         Gilles Cloutier, Ph.D.
                                         Director


Date: April 10, 2002                     By: /s/  Jacques Gagne
                                         ---------------------------------------
                                         Jacques Gagne
                                         Director

Date: April 10, 2002                     By: /s/  Ronald E. Keeney
                                         ---------------------------------------
                                         Ronald E. Keeney, M.D.
                                         Director


Date: April 10, 2002                     By: /s/  Vatche Tchakmakian
                                         ---------------------------------------
                                         Vatche Tchakmakian, C.A.
                                         Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports ...................................................................               F-2

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 .......................               F-4

Consolidated Statements of Operations for the years ended December 31, 2001 and
         2000, and for the period from December 22, 1995 (date of inception) to
         December 31, 2001 ......................................................................               F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the period from
         December 22,1995 (date of inception) to December 31, 2001 ..............................               F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
         2000, and for the period from December 22, 1995 (date of inception) to
         December 31, 2001 ......................................................................               F-7

Notes to Consolidated Financial Statements ......................................................  F-8 through F-19

                          Independent Auditors' Report

To the Board of Directors and Stockholders of
  Molichem Medicines, Inc.
Chapel Hill, North Carolina

We have audited the accompanying consolidated balance sheet of Molichem Medicines, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended, and for the period from December 22, 1995 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 2000, and for the period December 22, 1995 (date of inception) through December 31, 2000 were audited by other auditors whose report, dated August 21, 2001, except regarding note 14, as to which the date is March 26, 2002, expressed an unqualified opinion on those statements. The financial statements for the period December 22, 1995 (date of inception) through December 31, 2000 reflect total revenues and net loss of $1,450,825 and $440,744, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from December 22, 1995 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage as of December 31, 2001. As discussed in
Note 1 to the financial statements, successful completion of the Company's development programs and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of revenue adequate to support the Company's cost structure.


/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 26, 2002

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
MoliChem Medicines, Inc.


Gentlemen:

         We have audited the accompanying consolidated balance sheet of MoliChem Medicines, Inc. as of December 31, 2000, and the related consolidated statements of operations, of cash flows and of stockholders' equity (deficiency) for the year ended December 31, 2000 and the period from December 22, 1995 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MoliChem Medicines, Inc. at December 31, 2000 and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and the period from December 22, 1995 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

                                          /s/ Rogoff & Company, P.C.

New York, New York
Date: August 21, 2001, except regarding note 14, as to which the date is March 26, 2002

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                               2001           2000
                                                                                                (As Restated,
                                                                                                 see Note 14)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 1,481,881    $    65,908
  Accounts receivable - unbilled (Note 8)                                             435,800             --
  Prepaid expenses and other current assets                                             2,902          4,803
                                                                                  -----------    -----------
          Total current assets                                                      1,920,583         70,711
                                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, net (Note 4)                                                   32,299          5,437

OTHER ASSETS                                                                            7,646          1,448
                                                                                  -----------    -----------

TOTAL ASSETS                                                                      $ 1,960,528    $    77,596
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Loan payable (Note 5)                                                           $        --    $    80,000
  Accounts payable                                                                    354,280         57,872
  Accrued compensation and benefits                                                    26,093          5,528
  Deferred revenue (Note 8)                                                           360,000         50,000
  Accrued income taxes (Note 9)                                                        39,500             --
                                                                                  -----------    -----------
          Total current liabilities                                                   779,873        193,400
                                                                                  -----------    -----------

LONG-TERM LIABILITES:
  Note payable (Note 6)                                                                    --        106,534
  Deferred revenue, excluding current portion (Note 8)                                900,000             --
                                                                                  -----------    -----------
          Total long-term liabilities                                                 900,000        106,534
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 3 and 7):
  Preferred stock - $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding at December 31, 2001 and 2000
  Common stock - $0.0001 par value, 80,000,000 shares authorized,
         17,679,287 and 13,369,282 shares issued and outstanding at
         December 31, 2001 and 2000, respectively                                       1,768          1,337
  Additional paid-in capital                                                        2,873,709        217,069
  Deferred compensation                                                              (369,199)            --
  Accumulated deficit                                                              (2,225,623)      (440,744)
                                                                                  -----------    -----------
          Total stockholders' equity (deficiency)                                     280,655       (222,338)
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                           $ 1,960,528    $    77,596
                                                                                  ===========    ===========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                  Period
                                                                             December 22, 1995
                                                  2001           2000       (Date of Inception)
                                                            (As Restated,         Through
                                                             see Note 14)    December 31, 2001
REVENUE:
  Grant revenue (Note 11)                      $   265,872    $   759,575        $ 1,716,697
  Revenue from joint development agreement
    (Note 8)                                       675,500             --            675,500
                                               -----------    -----------        -----------

          Total revenue                            941,372        759,575          2,392,197
                                               -----------    -----------        -----------

OPERATING EXPENSES (Notes 7, 10, 11 and 12):
  Research and development                       1,338,729        653,577          2,702,782
  General and administrative costs               1,842,699        139,024          2,333,274
  Depreciation and amortization                      4,547          3,358             13,485
                                               -----------    -----------        -----------

          Total operating expenses               3,185,975        795,959          5,049,541
                                               -----------    -----------        -----------

LOSS FROM OPERATIONS                            (2,244,603)       (36,384)        (2,657,344)
                                               -----------    -----------        -----------

INTEREST EXPENSE                                    (6,341)       (13,931)           (39,525)

INTEREST INCOME                                     64,821          2,271             70,002
                                               -----------    -----------        -----------

LOSS BEFORE INCOME TAXES                        (2,186,123)       (48,044)        (2,626,867)

INCOME TAXES (Note 9)                               39,500             --             39,500
                                               -----------    -----------        -----------

NET LOSS                                       $(2,225,623)   $   (48,044)       $(2,666,367)
                                               ===========    ===========        ===========

Net loss per share-basic and diluted           $     (0.13)   $       (--)       $     (0.19)
                                               ===========    ===========        ===========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD FROM DECEMBER 22, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                                                             Total
                                                                                 Additional                            Stockholders'
                                                         Common      Capital      Paid-in     Deferred   Accumulated       Equity
                                                         Shares       Stock       Capital   Compensation   Deficit      (Deficiency)
BALANCE, DECEMBER 22, 1995 (Date of Inception)
  - Founder's stock, as restated                        7,716,000  $       771  $       229  $        --  $         --  $     1,000
  (Note 14)                                           -----------  -----------  -----------  -----------  ------------  -----------


BALANCE, DECEMBER 31, 1995, as restated (Note 14)       7,716,000          771          229           --            --        1,000

January 1, 1996 - Stock issued for cash                 1,157,400          116       19,884           --            --       20,000
May 24, 1996 - Stock issued for cash ($40,000)
 and services ($32,356)                                 4,187,242          420       71,936           --            --       72,356
Net loss                                                       --           --           --           --       (55,987)     (55,987)
                                                      -----------  -----------  -----------  -----------  ------------  -----------

BALANCE, DECEMBER 31, 1996, as restated (Note 14)      13,060,642        1,307       92,049           --       (55,987)      37,369

April 9 and 30, 1997 - Stock issued for cash              308,640           30       39,970           --            --       40,000
September 10, 1997 - Options issued in exchange
 for services                                                  --           --       85,050           --            --       85,050)
Net loss                                                       --           --           --           --      (141,012)    (141,012)
                                                      -----------  -----------  -----------  -----------  ------------  -----------

BALANCE, DECEMBER 31, 1997, as restated (Note 14)      13,369,282        1,337      217,069           --      (196,999)      21,407

Net loss                                                       --           --           --           --       (65,923)     (65,923)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

BALANCE, DECEMBER 31, 1998, as restated (Note 14)      13,369,282        1,337      217,069           --      (262,922)     (44,516)

Net loss                                                       --           --           --           --      (129,778)    (129,778)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

BALANCE, DECEMBER 31, 1999, as restated (Note 14)      13,369,282        1,337      217,069           --      (392,700)    (174,294)

Net Loss                                                       --           --           --           --       (48,044)     (48,044)
                                                      -----------  -----------  -----------  -----------  ------------  -----------

BALANCE, DECEMBER 31, 2000, as restated (Note 14)      13,369,282        1,337      217,069           --      (440,744)    (222,338)

January 18, 2001 - Issuance of common stock in
  reverse merger (Note 3)                               3,300,005          330         (330)          --            --           --
January 18, 2001 - Stock issued for cash (Note 3)       1,000,000          100    1,494,389           --            --    1,494,489
S Corporation accumulated deficit prior to reverse
  merger charged to paid-in capital upon revocation
  of S Corporation election                                    --           --     (440,744)          --       440,744           --
Deferred stock compensation (Note 7)                           --           --    1,603,313   (1,603,313)           --           --
Amortization of deferred stock compensation (Note 7)           --           --           --    1,234,114            --    1,234,114
May 14, 2001 - Stock options exercised                     10,000            1           12           --            --           13
Net loss                                                       --           --           --           --    (2,225,623)  (2,225,623)
                                                      -----------  -----------  -----------  -----------   -----------  -----------

BALANCE, DECEMBER 31, 2001                             17,679,287  $     1,768  $ 2,873,709  $  (369,199)  $(2,225,623) $   280,655
                                                      ===========  ===========  ===========  ===========   ===========  ===========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                                      Period From
                                                                                                   December 22, 1995
                                                                         2001           2000      (Date of Inception)
                                                                                   (As Restated,        Through
                                                                                    see Note 14)    December 31, 2001
OPERATING ACTIVITIES:
  Net loss                                                           $(2,225,623)   $   (48,044)       $(2,666,367)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                          4,547          3,358             13,485
    Amortization of deferred stock compensation                        1,234,114             --          1,234,114
    Stock and options issued for consulting services                          --             --            117,406
  Increase (decrease) in cash attributable to changes in operating assets and liabilities:
    Accounts receivable                                                 (435,800)           955           (435,800)
    Prepaid expenses and other assets                                      1,901         (3,353)            (2,902)
    Accounts payable and accrued liabilities                             316,973        (79,330)           380,373
    Deferred revenue                                                   1,210,000         50,000          1,260,000
    Accrued income taxes                                                  39,500             --             39,500
                                                                     -----------    -----------        -----------
          Net cash provided by (used in)
            operating activities                                         145,612        (76,414)           (60,191)
                                                                     -----------    -----------        -----------

INVESTING ACTIVITIES:

  Purchases of property and equipment                                    (31,259)          (165)           (43,324)
  Investment in other assets                                              (6,348)            --            (10,106)
                                                                     -----------    -----------        -----------
          Net cash used in investing activities                          (37,607)          (165)           (53,430)
                                                                     -----------    -----------        -----------

FINANCING ACTIVITIES:

  Borrowing on loan payable                                               40,000         80,000            120,000
  Repayment on loan payable                                             (120,000)            --           (120,000)
  Borrowing (repayment) on note payable                                 (106,534)        13,931                 --
  Issuance of stock in reverse merger                                  1,494,489             --          1,494,489
  Issuance of stock                                                           13             --            101,013
                                                                     -----------    -----------        -----------
          Net cash provided by financing activities                    1,307,968         93,931          1,595,502
                                                                     -----------    -----------        -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     1,415,973         17,352          1,481,881

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                     65,908         48,556                 --
                                                                     -----------    -----------        -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      $ 1,481,881    $    65,908        $ 1,481,881
                                                                     ===========    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

  Cash paid for interest                                             $    37,875    $        --        $    37,875
                                                                     ===========    ===========        ===========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

      Organization and Description of the Business - Molichem Medicines, Inc. (the "Company") is an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. These development and commercialization activities are conducted by the Company's wholly-owned subsidiary Molichem R&D. The Company is headquartered in Chapel Hill, North Carolina.

      Molichem R&D, Inc. ("Molichem R&D") was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. ("Cortez") in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer (see Note 3). Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger.

      Prior to the reverse merger, Molichem R&D was known as Molichem Medicines, Inc. (the "Company"). In connection with the reverse merger, the Company changed its name to Molichem R&D. Cortez then assumed the name Molichem Medicines, Inc. Subsequent to the completion of the reverse merger, Molichem R&D, the operating company, is a wholly-owned subsidiary of Molichem Medicines, Inc.

      The consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises, as the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced. Its principal activities to date have been development of a financial plan, procurement of capital, research and development, acquisition of operating equipment, recruitment of personnel, development of proprietary drug candidates, and clinical research. The success of the Company is dependent upon obtaining additional financing from third-parties and the successful development and marketing of products from the Company's research and development programs in order to generate revenue adequate to support its cost structure.

      Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred an aggregate net loss of $2,225,623 in 2001 and used cash from operations of $1,304,388, excluding the receipt of a one-time payment of $1,450,000 for the InterMune, Inc. development and commercialization agreement (see Note 8). Additionally, the Company plans to increase expenditures on its research and development activities.

      The Company's ability to improve its financial position will be influenced by, among other things, its ability to obtain additional financing, successfully develop its products, obtain Food and Drug Administration approval and successfully market its products. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow and earnings to meet its obligations on a timely basis and to obtain additional financial resources as may be required in the future.

      Management of the Company has plans to expand its drug development activities during 2002 and following years. The expansion of development activities will require more capital resources than are currently available to the Company. To provide additional working capital to continue drug development effects, current investors in the Company exercised warrants in January 2002, resulting in aggregate cash proceeds of approximately $1,500,000 (see Note 3). The Company's plans also include pursuing additional equity financing to secure adequate resources to fund its development plans. The Company's future cash requirements may differ from those currently planned because of uncertainties inherent in the business of drug development and commercialization. In the event the Company is unable to obtain additional financial resources, it intends to reduce the scope of its development activities, adopt a viable alternative business model, and reduce its operating costs to permit existing capital resources to finance its operations until additional capital resources become available. Management of the Company believes such a contingency plan could be implemented and would allow the Company to continue its operations for a reasonable period of time. However, such contingency plans may differ significantly from the Company's current operating strategy and would not guarantee the long-term success of the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Molichem R&D, Inc. Significant intercompany accounts have been eliminated.

      Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Property and Equipment - Property and equipment, consisting primarily of office equipment, are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five to seven years.

      Impairment of Long-Lived Assets -The Company assesses its long-lived assets for impairment as required by Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. When circumstances indicate that the carrying amount of an asset may not be recoverable, the Company performs an evaluation impairment based on undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets, as determined based on the anticipated cash flows, discounted at a rate commensurate with the risk involved.

      Income Taxes - Prior to January 18, 2001, Molichem R&D was organized for income tax purposes under Subchapter S of the Internal Revenue Code. Accordingly, no income taxes were provided as the Company's income or loss was included in the federal and state income tax returns of its stockholders. In connection with the reverse merger (see Note 3), the Subchapter S election was revoked and Molichem R&D became a Subchapter C corporation for income tax purposes. Accordingly, the accumulated deficit of Molichem R&D of $440,744 prior to the reverse merger was eliminated by a charge to additional paid-in capital. The results of operations of Molichem R&D during 2001 prior to the reverse merger were immaterial. Subsequent to January 18, 2001, the Company records income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Company has elected to file its federal and state tax returns on the cash basis for 2001.

      Grant Revenue - The Company has received government and private grants to fund the research and development of its drug for the treatment of cystic fibrosis. The Company is eligible to receive additional proceeds under certain committed grants if it elects to request those funds. Revenue from grants is recognized as costs qualifying for reimbursement under the grant are incurred and a request for reimbursement is made to the grantor. Pursuant to the provisions of a certain grant award, the occurrence of future events may require the Company to repay funds previously received under those grants (see Note 11).

      Revenue from Joint Development Agreement - Nonrefundable fees received at the initiation of a collaborative agreement for which the Company has an on-going research and development intent and/or commitment are deferred and recognized ratably over the remaining period of the related research and development commitment.

      Reimbursement related to cost-sharing provisions of the collaborative agreement for on-going development and commercialization activities are recognized as revenue as costs qualifying for reimbursement are incurred, subject to retroactive settlement on a periodic basis.

      Research and Development - The Company charges the costs of research and development to expense as incurred. The Company does not conduct research and development for others.

      Stock-Based Compensation - The Company has elected to account for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. APB 25 provides that compensation expense for stock options be valued at the quoted market price of the Company's stock less any amount the employee is required to pay to acquire the stock covered by the option. Stock options issued to non-employees are valued at fair value, determined by using either the fair value of the goods or services provided by those non-employees, or an option valuation model in accordance with SFAS No. 123, Accounting for Stock Based Compensation, whichever is more readily determinable and yields the most accurate measure of fair value.

      Derivative Instruments - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This Statement addressed a limited number of issues caused by implementation difficulties for entities applying SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the financial position or results of operations of the Company.

      Financial Instruments - The carrying amount of the Company's financial instruments, representing accounts receivable, accounts payable, and a loan and note payable approximate their fair value.

      Use of Estimates - In preparing financial statements that conform with accounting principles generally accepted in the United States of America, management must use estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenue and expenses reflected during the reporting period. Actual results could differ from those estimates.

      Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with a bank that exceed insured limits, and accounts receivable. On-going credit evaluations of its business partner's financial condition is performed by management and, generally, collateral is not required. One customer represented approximately 100% of accounts receivable at December 31, 2001. Three customers accounted for 72%, 20% and 8% of revenues in 2001 and two customers accounted for 56% and 44% of revenues in 2000.

      Segment Reporting - SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about the Company's operating segments. The Company operates in one operating segment, the development and commercialization of medications for the treatment of chronic and serious illnesses.

      Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income and its components in a full set of basic financial statements. Comprehensive income includes all non-owner changes in equity during a period and includes revenue, expenses, gains and losses that are excluded from earnings under accounting principles generally accepted in the United States of America. For the periods presented, net loss and comprehensive loss are the same.

      Reclassifications - Certain prior year amounts have been reclassified to conform to the 2001 presentation.

      Recently Issued Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company will adopt this standard for any future business combinations.

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of SFAS No. 142 on January 1, 2002. The Company does not believe that adoption of this standard will have an impact on its operating results or financial position.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and
      (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of this standard will have an impact on the Company's operating results or financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this standard will have an impact on its operating results or financial position.

3.    REVERSE MERGER AND RECAPITALIZATION

      As discussed in Note 1, Molichem R&D acquired Molichem Medicines, Inc. (formerly Cortez Development Company, Ltd.) in a reverse merger (the "Merger") on January 18, 2001. On January 11, 2001, the Board of Directors of Molichem Medicines, Inc. declared a 6.959314-for-one common share stock split effected in the form of a stock dividend to stockholders of record on that date.

      Following the split, 8,469,491 shares of Molichem Medicines, Inc. $.0001 par value common stock were outstanding. In connection with the Merger, holders of 5,219,486 shares of Molichem Medicines, Inc. common stock contributed those shares to Molichem Medicines, Inc., and those shares were cancelled. Molichem Medicines, Inc. also issued 50,000 shares of common stock in exchange for legal services. These transactions resulted in Molichem Medicines, Inc. having 3,300,005 common shares outstanding immediately prior to the Merger.

      To effect the Merger, each of the 1,732,670 outstanding shares of Molichem R&D common stock was exchanged for 7.716 shares of Molichem Medicines, Inc. common stock. Prior to the Merger, Molichem Medicines, Inc. was a shell corporation with no significant operations. The Merger was accounted for as a reverse acquisition of Molichem Medicines, Inc. through issuance of 3,300,005 shares of stock by Molichem R&D, accompanied by a recapitalization. Accordingly, the financial statements prior to the date of acquisition reflect the historical results of operations of Molichem R&D. References to the number of outstanding shares, par value, additional paid-in capital, and per share amounts for Molichem R&D for all periods have been restated to reflect the ratio of the exchange of shares in the Merger.

      In connection with the Merger, Molichem Medicines, Inc. sold 1,000,000 stock units (each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock) in a private placement for cash proceeds of $1,494,489, net of issuance costs of $5,511. The warrants had an exercise price of $1.50 per share, and were exercised on January 17, 2002 for net proceeds of $1,500,000.

4.    PROPERTY AND EQUIPMENT

      Property and equipment as of December 31, 2001 and 2000, consisted of the following:

                                                          2001      2000

          Office equipment                             $ 33,346    $ 12,066
          Furniture and fixtures                          9,469          --
          Research and development equipment                510          --
                                                       --------    --------

                                                         43,325      12,066
          Less accumulated depreciation                 (11,026)     (6,629)
                                                       --------    --------

          Total                                        $ 32,299    $  5,437
                                                       ========    ========

5.    LOAN PAYABLE

      During October and November 2000, the Company was advanced a total of $80,000 under a non interest-bearing bridge financing loan pending the completion of the Merger. This loan, along with an additional advance of $40,000 made during 2001, was repaid in January 2001.

6.    NOTE PAYABLE

      In 1998, the Company borrowed $75,000 from the North Carolina Biotechnology Center under a promissory note bearing interest at 15% compounded annually, with principal and interest payable in full on May 1, 2003. As of December 31, 2000, the total amount of principal and interest due under the note was $106,534. This note was repaid in full in May 2001.

7.    STOCK OPTIONS

      Warrants - On January 18, 2001, in connection with the Merger and private placement of 1,000,000 stock units, the Company issued warrants to purchase an additional 1,000,000 shares of common stock at a price of $1.50 per share. Those warrants were exercised on January 17, 2002 for net proceeds of $1,500,000.

      Stock Option Plan - On August 10, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan (the "Plan"). In connection with the Plan, a total of 2,700,000 shares of the Company's common stock have been reserved for issuance, inclusive of the shares under nonqualified option grants existing upon adoption of the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, officers, consultants and certain other persons as set forth in the Plan. The exercise price, vesting period, and other aspects of individual grants are determined by a committee of the Board of Directors appointed to administer the Plan. No options have been granted subsequent to the adoption of the Plan. At December 31, 2001, 540,752 shares were available for issuance under the Plan.

      Non-plan Option Grants - On September 1, 1997, fully vested options to acquire 131,248 shares of the Company's common stock at $.0013 per share were granted to certain advisors of the Company. The fair value of the services rendered in exchange for those options of $85,050 was recognized as an expense at the time of the grant of those options. During 2001, the Company granted options to acquire 268,000 shares of common stock to consultants, and options to acquire 1,760,000 shares of common stock to employees and directors. The options granted to consultants had an estimated total fair value of $292,913, of which $269,781 was recorded as compensation expense in 2001; 20,000 of such options remain unvested as of December 31, 2001. The options granted to employees had a total intrinsic value of $1,310,000 of which $964,333 was recorded as compensation expense in 2001. At December 31, 2001, 160,000 options remain unvested until performance obligations are met, and 101,667 options will vest over time.

      Transactions affecting stock options are summarized below:

                                                                       Weighted-
                                                                       Average
                                                      Number of        Exercise
                                                        Shares          Price
                                                   -----------------------------

     Stock options outstanding, January 1, 2000       131,248          $  0.0013
     Options granted                                        -
     Options exercised                                      -
                                                    ---------

     Stock options outstanding, December 31, 2000     131,248          $  0.0013
     Options granted                                2,028,000          $  1.5300
     Options exercised                                (10,000)         $  0.0013
                                                    ---------

     Stock options outstanding, December 31, 2001   2,149,248          $  1.4400
                                                    =========

      The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2001.

                                   Number            Average         Weighted-             Number         Weighted-
                Range of         Outstanding        Remaining         Average           Exercisable        Average
                Exercise            as of          Contractual       Exercise              as of           Exercise
                 Prices          December 31       Life (Years)        Price            December 31         Price
             --------------------------------------------------------------------   ----------------------------------
                 $0.0013              121,248          6.5             $0.0013               121,248         $0.0013
                   $1.50            1,998,000          7.4             $  1.50             1,513,000         $  1.50
                   $3.50               30,000          5.8             $  3.50                     -         $  3.50
                                    ---------                                              ---------
                                    2,149,248          7.4             $  1.44             1,634,248         $  1.39
                                    =========                                              =========

      Additional Stock Plan Information - As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Option No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

      The Company follows the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the disclosure of pro-forma net income (loss) and net income (loss) per share had the Company adopted the fair value method since the Company's inception.

      The Company's calculations are based on a multiple award valuation approach and forfeitures are recognized as they occur. Options granted prior to 2001 were valued using the fair market value of services received in exchange for options. If the computed values of the Company's stock-based awards to employees had been calculated using the fair value method as specified under SFAS No. 123, net loss would have been $3,934,049, $48,044 and $3,974,973 for the years ended December 31, 2001 and 2000 and the period December 22, 1995 (date of inception) to December 31, 2001, respectively. Basic and diluted net loss per share for those periods would have been $(0.23), $(0.0) and $(0.29), respectively.

      The Company's calculations for employee grants for 2001 were made using the Black-Scholes option-pricing model using the following assumptions:

         Weighted-average fair value per share
           of options granted                                        $1.60
         Expected stock price volatility                             90%
         Expected lives of options                                   various
         Risk-free interest rate                                     3.5% - 5.0%
         Expected dividend yield                                     none

8.    CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT

      On May 11, 2001, the Company entered into a Development and Commercialization Agreement (the "Agreement") with InterMune, Inc. ("InterMune") for the joint development and commercialization of its compound, Moli1901. Under the Agreement, InterMune is granted a co-exclusive worldwide license for Moli1901 and is required to share equally the costs of development and commercialization of Moli1901 for the treatment of cystic fibrosis and other therapeutic applications. Upon commercialization of Moli1901, InterMune and the Company will share equally in the net profits or losses from the sale of the products that have been jointly developed. Upon execution of the Agreement, InterMune made a non-refundable up-front payment to the Company of $1,450,000. InterMune is obligated to make additional non-refundable payments of up to $5,000,000 upon achievement of specified milestones related to each therapeutic application developed from Moli1901. Should one of the parties be unable or unwilling to pay for its share of the development and commercialization costs under the Agreement, that party's pro-rata share of the profits or losses would be reduced to the pro-rata share of expenses contributed to the development and commercialization for that respective therapeutic application. The milestone payments for each therapeutic application developed from Moli1901 are due to the Company regardless of whether it contributes to the current or future development and commercialization expenses.

      In November 2000, InterMune paid the Company $50,000 as a refundable exclusive dealing binder (the "Binder Payment") under which the Company agreed to pursue the execution of the Agreement. Upon execution of the Agreement, the Binder Payment became non-refundable.

      During 2001, the Company received up-front payments totaling $1,500,000 which are being recognized as revenue ratably over the estimated initial product development period for the cystic fibrosis indication for Moli1901. No milestones have been attained as of December 31, 2001.

      During 2001, the Company recognized $240,000 relating to amortization of the up-front payments and $435,500 related to shared product development costs. No revenue related to the Agreement was recognized during 2000. At December 31, 2001, $435,500 in accounts receivable was unbilled and due from InterMune. The Company collected the $435,500 receivable in March 2002.

      As of December 31, 2001 and 2000, deferred revenue of $1,260,000 and $50,000, respectively, was recorded related to the Agreement.

9.    INCOME TAXES

      In connection with the Merger, Molichem R&D revoked its S Corporation election. Upon revocation, deferred tax assets of $42,000 were established, along with a corresponding valuation allowance of $42,000 as management believed that deferred tax assets were not likely to be realized in the future.

      The differences between the amount of tax at the federal income tax rate of 34% and the provision for the year ended December 31, 2001 are as follows:

        Federal income tax benefit at statutory rate          $ (743,000)
        State income taxes, net of federal benefit              (101,000)
        Orphan drug credits                                     (264,000)
        Other                                                      4,500
        Increase in valuation allowance                        1,143,000
                                                              ----------

        Provision for income taxes                            $   39,500
                                                              ==========

      The $39,500 tax provision relates to $13,500 of current federal tax and $26,000 of current state tax payable.

      The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2001 are presented below:

          Current deferred tax assets (liabilities):
            Accounts receivable                            $  (168,000)
            Accrued expenses                                   142,000
            Deferred revenue                                   139,000
            Other                                               (1,000)
                                                           -----------
                                                               112,000
                                                           -----------

          Noncurrent deferred tax assets:
            Deferred revenue                                   348,000
            Stock compensation                                 477,000
            Orphan drug credits                                199,000
            Other                                                7,000
                                                           -----------
                                                             1,031,000
                                                           -----------

          Less valuation allowance                          (1,143,000)
                                                           -----------

          Net deferred tax asset                           $         -
                                                           ===========

      The Company has established a valuation allowance of $1,143,000 at December 31, 2001 because management believes that net deferred income tax assets are not likely to be realized in the future.

10.   401(k) SAVINGS PLAN

      Effective January 1, 2001, the Company provided a 401(k) Savings Plan (the "Plan") to all employees. Under the terms of the Plan, the Company contributes 3% of employees' annual salary. Company contributions were approximately $13,000 for the year ended December 31, 2001.

11.   COMMITMENTS AND CONTINGENCIES

      Royalties - The Company is committed to pay royalties to various parties on the sale of products, should it succeed in bringing the products to market. In exchange for its agreement to pay royalties derived from its compounds, Moli1901, Moli56A and Moli56B, the Company obtained the license or assignment of various patents associated with these compounds, or obtained grant financing for its research. The Company's obligations to pay royalties total 3.67% of the net selling price of a treatment for cystic fibrosis (Moli1901) and 2.00% of the selling price for the products derived from the compounds Moli56A and Moli56B.

      Research Grants - The Company has received research grants from the Cystic Fibrosis Foundation (the "Foundation") to develop its compound Moli1901 for the treatment of cystic fibrosis. The Company is contingently liable to repay these grants if the Food and Drug Administration ("FDA") approves Moli1901 for marketing to the public. As of December 31, 2001, the Company had received a total of $786,560 in grants from the Foundation. Repayment, if required, would be due 60 days from the date of FDA approval.

      Operating Leases - On August 1, 2001, the Company entered into a 36-month lease agreement for 3,300 square feet of office space, with increases in base rent of 4% per year. The lease term may be extended for an additional 36 months on substantially the same terms. In addition, the Company has a 36-month lease for certain office equipment. As of December 31, 2001, annual future minimum lease payments under the operating leases are as follows:

         2002                                                  $  80,500
         2003                                                     83,600
         2004                                                     53,100
                                                               ---------

         Total                                                 $ 217,200
                                                               =========


      Rent expense for 2001 and 2000 was approximately $43,437 and $17,400, respectively.

      Other Commitments - The Company has research and development studies currently in process that require progress payments and payment upon completion of the studies. At December 31, 2001, the total of those remaining commitments was approximately $969,000, all of which will be paid in 2002.

12.   EARNINGS PER SHARE

      The computation of basic and diluted earnings per share for each year is as follows:


                                                                                         Inception to
                                                                                         December 31,
                                                          2001              2000             2001
                                                      -----------------------------------------------
      Numerator:
        Net loss                                      $(2,225,623)      $   (48,044)     $ (2,666,367)
                                                      ============      ===========      ============

      Denominator:
        Weighted-average common shares outstanding     17,475,451        13,369,282        13,683,929

      Basic and diluted loss per share                $     (0.13)      $        (-)     $      (0.19)

      The following weighted-average number of warrants and options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and therefore the effect would be antidilutive:

                                                            Inception to
                                                             December 31,
                                       2001         2000         2001
                                    -------------------------------------

      Number of options              2,149,248     131,248     2,149,248

      Number of warrants             1,000,000           -     1,000,000
                                    ----------     -------     ---------

      Total                          3,149,248     131,248     3,149,248
                                    ==========     =======     =========

13.   RELATED PARTY TRANSACTIONS

      Until August 2001, the Company rented its corporate headquarters from its principal stockholder pursuant to a month-to-month written lease. Rent was charged to the Company at the rate of $1,450 per month. Rent expense recognized for 2001 and 2000 was $11,600 and $17,400, respectively.

14.   RESTATEMENT

      Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2000, and for the period December 22, 1995 (date of inception) through December 31, 2000, the Company's management determined that the Merger described in Note 3 should have been reported as a reverse acquisition of Molichem Medicines, Inc. by Molichem R&D. As a result, the consolidated financial statements as of and for the year ended December 31, 2000 and for the period December 22, 1995 (date of inception) through December 31, 2000, have been restated from amounts previously reported to include the historical results of operations of Molichem R&D, and to account for the Merger as an issuance of Molichem R&D stock for the shares held by existing stockholders of Molichem Medicines, Inc., followed by a recapitalization. A summary of the significant effects of the restatement is as follows:

      Balance Sheet:

                                                        As of December 31, 2000
                                                        -----------------------
                                                As Previously Reported        As Restated
       Other assets                                   $     1,565             $     1,448
       Common stock                                   $     2,184             $     1,337
       Additional paid-in capital                     $   219,982             $   217,069
       Accumulated deficit                            $  (444,387)            $  (440,744)
       Number of common shares outstanding             21,838,773              13,369,282

      Statement of Operations:

                                                                        Year Ended
                                                                     December 31, 2000
                                                                     -----------------

                                                          As Previously Reported       As Restated
          Total operating expenses                              $  796,006             $   795,959
          Net loss                                              $  (48,091)            $   (48,044)
          Net loss per share - basic and diluted                $     (.01)            $        (-)
          Weighted-average shares outstanding -
            basic and diluted                                    8,469,486              13,369,282

                                   **********

                                  EXHIBIT INDEX

    Exhibit No.                        Description
    3(i)         Certificate of Incorporation of the Registrant*
    3(ii)        Amended and Restated By-Laws of the Registrant*
    4            Form of common stock Certificate of MoliChem Medicines, Inc.*
    9            Stockholders Voting Agreement and Irrevocable Proxy dated
                 January 18, 2001 among Alfred G. Childers, Robert J. Harvey,
                 Luis Molina, W. Lowry Caudill, John E. & Cynthia M. Shackles, and Dacha Capital, Inc.*

    10.1         Employment Agreement dated January 30, 2001 between MoliChem
                 Medicines and Luis Molina*
    10.2         Employment Agreement date January 30, 2001 between MoliChem
                 Medicines and Terry Williams*
    10.3         Technology Transfer and Custom Services Agreement dated March
                 23, 2001 between Apotex Fermentation Inc. and MoliChem R&D,
                 Inc.*
    10.4         Exclusive Development and Commercialization Agreement dated May
                 11, 2001 among InterMune, Inc. and MoliChem R&D, Inc.
    10.5         Form of Option Agreement*
    10.6         Employment Agreement dated as of April 1, 2001 between MoliChem
                 R&D, Inc. and Gilles Cloutier*
    10.7         Employment Agreement dated as of September 17, 2001 between
                 MoliChem R&D, Inc. and Ronald Keeney*
    10.8         Europa Center Office Lease dated July 2, 2001 between Europa
                 Center, LLC and MoliChem R&D, Inc.*
    10.9         MoliChem Medicines, Inc. 2001 Stock Award Plan*
    11           Statement of Computation of Per Share Earnings**
    16           Letter on change in certifying accountant***

*   Incorporated by reference to Registration Statement on Form SB-2, No.
    333-64430
**  Included in financial statements filed herewith
*** Incorporated by reference to Current Report on Form 8-K dated February 6,
    2002, No. 333-64430