Form 10QSB
period 2002-03-31
MOLICHEM MEDICINES INC
filed 2002-05-15
CIK 1143932

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002

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
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                           100 Europa Drive, Suite 421
                        Chapel Hill, North Carolina 27517
          (Address of principal executive offices, including zip code)

                                 (919) 960-0217
              (Registrant's telephone number, including area code)


     The number of shares of the Registrant's common stock outstanding at May 10, 2002 was 18,679,287.

       Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

                            MOLICHEM MEDICINES, INC.

                                TABLE OF CONTENTS

                                                                                      Page
Item                         Part I. Financial Information                           number
----   -----------------------------------------------------------------------       ------
 1.    Consolidated Financial Statements:

       a. Consolidated Balance Sheets as of  March 31, 2002 (unaudited) and
          December 31, 2001                                                             2

       b. Unaudited Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, and period from December 22, 1995
          (date of inception) through March 31, 2002                                    3

       c. Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and period from December 22, 1995
          (date of inception) through March 31, 2002                                    4

       d. Notes to Unaudited Consolidated Financial Statements                          5

 2.    Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                    9

                              Part II. Other Information
       -----------------------------------------------------------------------
 6.    Exhibits and Reports on Form 8-K                                                14

       Signatures                                                                      15

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                             March 31,     December 31,
                                                                                     2002            2001
                                                                                 -----------     ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .............................................     $ 2,119,492      $ 1,481,881
     Accounts receivable ...................................................         335,885          435,800
     Prepaid expenses and other current assets .............................          27,524            2,902
                                                                                 -----------      -----------
              Total current assets .........................................       2,482,901        1,920,583
                                                                                 -----------      -----------

PROPERTY AND EQUIPMENT, net ................................................          41,301           32,299

OTHER ASSETS ...............................................................          32,616            7,646
                                                                                 -----------      -----------

TOTAL ASSETS ...............................................................     $ 2,556,818      $ 1,960,528
                                                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses .................................     $   438,153      $   380,373
     Deferred revenue ......................................................         360,000          360,000
     Accrued income taxes ..................................................          26,500           39,500
                                                                                 -----------      -----------
              Total current liabilities ....................................         824,653          779,873
                                                                                 -----------      -----------

LONG-TERM LIABILITES:

     Deferred revenue, excluding current portion ...........................         810,000          900,000
                                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:
     Preferred stock - $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding at March 31, 2002 and December 31, 2001
     Common stock - $0.0001 par value, 80,000,000 shares authorized,
              18,679,287 and 17,679,287 shares issued and outstanding at
              March 31, 2002 and December 31, 2001, respectively ...........           1,868            1,768
     Additional paid-in capital ............................................       4,373,609        2,873,709
     Deferred compensation .................................................        (350,952)        (369,199)
     Accumulated deficit ...................................................      (3,102,360)      (2,225,623)
                                                                                 -----------      -----------
              Total stockholders' equity ...................................         922,165          280,655
                                                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 2,556,818      $ 1,960,528
                                                                                 ===========      ===========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) THROUGH MARCH 31, 2002
----------------------------------------------------------------------------------------------
                                                                                     Period
                                                                                  December 22,
                                                                                      1995
                                                Three Months Ended March 31,        (Date of
                                                                    2001            Inception)
                                                                (As restated,        Through
                                                   2002          see Note 6)     March 31, 2002
                                                -----------     -------------    --------------
REVENUE:
   Grant revenue ..........................     $      --        $    88,783      $ 1,716,697
   Revenue from joint development agreement         425,585             --          1,101,085
                                                -----------      -----------      -----------
           Total revenue ..................         425,585           88,783        2,817,782
                                                -----------      -----------      -----------

OPERATING EXPENSES:
   Research and development ...............         885,351           98,737        3,588,133
   General and administrative costs .......         421,030          245,430        2,754,304
   Depreciation and amortization ..........           1,926              522           15,411
                                                -----------      -----------      -----------
           Total operating expenses .......       1,308,307          344,689        6,357,848
                                                -----------      -----------      -----------

LOSS FROM OPERATIONS ......................        (882,722)        (255,906)      (3,540,066)
                                                -----------      -----------      -----------

INTEREST EXPENSE ..........................            (620)          (3,483)         (40,145)

INTEREST INCOME ...........................           6,605           11,363           76,607
                                                -----------      -----------      -----------

LOSS BEFORE INCOME TAXES ..................        (876,737)        (248,026)      (3,503,604)

INCOME TAXES ..............................            --               --             39,500
                                                -----------      -----------      -----------

NET LOSS ..................................     $  (876,737)     $  (248,026)     $(3,543,104)
                                                ===========      ===========      ===========

Net loss per share-basic and diluted ......     $     (0.05)     $     (0.01)     $     (0.26)
                                                ===========      ===========      ===========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) TO MARCH 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                Period
                                                                                                          December 22, 1995
                                                                           Three Months Ended March 31,       (Date of
                                                                                               2001           Inception)
                                                                                          (As restated,        Through
                                                                              2002         see Note 6)     March 31, 2002
                                                                          -----------     -------------   -----------------
OPERATING ACTIVITIES:
     Net loss .......................................................     $  (876,737)     $  (248,026)     $(3,543,104)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization ................................           1,926              522           15,411
       Amortization of deferred stock compensation ..................          18,247          182,524        1,252,361
       Stock and options issued for consulting services .............            --               --            117,406
     Increase (decrease) in cash attributable to changes in operating assets and liabilities:
       Accounts receivable ..........................................          99,915             (300)        (335,885)
       Prepaid expenses and other assets ............................         (24,622)           1,740          (27,524)
       Accounts payable and accrued expenses ........................          57,780          (11,054)         438,153
       Deferred revenue .............................................         (90,000)            --          1,170,000
       Accrued income taxes .........................................         (13,000)            --             26,500
                                                                          -----------      -----------      -----------
              Net cash used in operating activities .................        (826,491)         (74,594)        (886,682)
                                                                          -----------      -----------      -----------

INVESTING ACTIVITIES:

     Purchases of property and equipment ............................         (10,898)            (830)         (54,222)
     Investment in other assets .....................................            --               --            (10,106)
                                                                          -----------      -----------      -----------
              Net cash used in investing activities .................         (10,898)            (830)         (64,328)
                                                                          -----------      -----------      -----------

FINANCING ACTIVITIES:

     Deferred financing costs .......................................         (25,000)            --            (25,000)
     Borrowing on loan payable ......................................            --             40,000          120,000
     Repayment on loan payable ......................................            --           (120,000)        (120,000)
     Borrowing on note payable ......................................            --              3,483             --
     Issuance of stock in reverse merger ............................            --          1,494,489        1,494,489
     Issuance of stock ..............................................       1,500,000             --          1,601,013
                                                                          -----------      -----------      -----------
              Net cash provided by financing activities .............       1,475,000        1,417,972        3,070,502
                                                                          -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................         637,611        1,342,548        2,119,492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................       1,481,881           65,908             --
                                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................     $ 2,119,492      $ 1,408,456      $ 2,119,492
                                                                          ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
     Cash paid for income taxes .....................................     $    13,000      $      --        $    13,000
                                                                          ===========      ===========      ===========
     Cash paid for interest .........................................     $       620      $      --        $    38,495
                                                                          ===========      ===========      ===========

See notes to consolidated financial statements.

                            MOLICHEM MEDICINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Organization and Description of the Business - Molichem Medicines, Inc. (the "Company") is an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. These development and commercialization activities are conducted by the Company's sole wholly-owned subsidiary Molichem R&D, Inc. ("Molichem R&D"). The Company is headquartered in Chapel Hill, North Carolina.

     Molichem R&D was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. ("Cortez") in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer (see Note 3). Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger.

     Prior to the reverse merger, Molichem R&D was known as Molichem Medicines, Inc. In connection with the reverse merger, Cortez assumed the name Molichem Medicines, Inc.

     The consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. Since its inception, the Company has devoted substantially all of its efforts to establishing a new business, and its planned principal operations of commercializing pharmaceutical products have not commenced. Its principal activities to date have been development of a financial plan, procurement of capital, research and development, acquisition of operating equipment, recruitment of personnel, development of proprietary drug candidates, and clinical research. The success of the Company is dependent upon obtaining additional financing from third-parties and the successful development and marketing of products from the Company's research and development programs in order to generate revenue adequate to support its cost structure.

     Basis of Presentation - The consolidated financial statements include the accounts of MoliChem Medicines, Inc. and its wholly-owned subsidiary, MoliChem R&D, Inc. All intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report, and with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or for any future period.

     The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $876,737 in the three months ended March 31, 2002 and used cash from operations of $826,491 during that three-month period. Additionally, the Company plans to increase expenditures on its research and development activities during the remainder of 2002.

     The Company's ability to improve its financial position will be influenced by, among other things, its ability to obtain additional financing, successfully develop its products, obtain Food and Drug Administration approval of and successfully market its products. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow and earnings to meet its obligations on a timely basis and to obtain additional financial resources as required in the future.

     Management of the Company has plans to continue to expand its drug development activities during 2002 and following years. The expansion of development activities will require additional capital resources in excess of what is currently available to the Company. Current investors in the Company exercised warrants in January 2002 providing an additional $1,500,000 in working capital for the Company to continue its drug development efforts. The Company plans to pursue additional equity financing to secure adequate resources to fund its development activities. The Company's future cash requirements might differ from those currently planned because of uncertainties inherent in the business of drug development and commercialization. In the event the Company is unable to obtain additional financial resources, it intends to reduce the scope of its development activities, adopt a viable alternative business model, and reduce its operating costs to permit existing capital resources to finance its operations until additional resources become available. Management of the Company believes such an alternative plan could be implemented and would allow the Company to continue its operations for a reasonable period of time. However, an alternative plan might differ significantly from the Company's current operating strategy and would not guarantee the long-term success of the Company.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the 2002 presentation.

     Recently adopted accounting standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies one accounting model for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions.

     These statements were effective for the Company beginning January 1, 2002. The Company has no goodwill or other intangible assets with indefinite useful lives. The Company also has no plans to dispose of any long-lived assets. Accordingly, the adoption of these statements had no impact on its consolidated financial statements.

     Recently issued accounting standard - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Company has evaluated the impact of the adoption of this standard and does not believe that its adoption will have an impact on its financial position and results of operations.

2.   CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT

     On May 11, 2001, the Company entered into a Development and Commercialization Agreement (the "Agreement") with InterMune, Inc. ("InterMune") for the joint development and commercialization of its compound, Moli1901. Under the Agreement, InterMune is granted a co-exclusive worldwide license for Moli1901 and is required to share equally the costs of development and commercialization of Moli1901 for the treatment of cystic fibrosis and other therapeutic applications. Upon commercialization of Moli1901, InterMune and the Company will share equally in the net profits or losses from the sale of the products that have been jointly developed. At the time of execution of the Agreement, InterMune made a non-refundable up-front payment to the Company of $1,450,000. InterMune is obligated to make additional non-refundable payments of up to $5,000,000 upon achievement of specified milestones related to each therapeutic application developed from Moli1901. Should one of the parties be unable or unwilling to pay for its share of the development and commercialization costs under the Agreement, that party's pro-rata share of profits or losses would be reduced to the pro-rata share of expenses contributed to the development and commercialization for that respective therapeutic application. The milestone payments for each respective therapeutic application developed from Moli1901 are due to the Company regardless of whether it contributes to the current or future development and commercialization expenses. None of the milestones that would require additional payment under the agreement have been attained as of March 31, 2002.

     In November 2000, InterMune paid the Company $50,000 as a refundable exclusive dealing binder (the "Binder Payment") under which the Company agreed to pursue the execution of the Agreement. Upon execution of the Agreement, the Binder Payment became non-refundable. The up-front payments related to the Agreement totaling $1,500,000 are being recognized as revenue ratably over the anticipated 50-month period from the signing of the Agreement until Moli1901 is approved for sale.

     During the three months ended March 31, 2002, the Company recognized $90,000 relating to amortization of the up-front payments and $335,585 related to shared product development costs. No revenue related to the Agreement was recognized during the three months ended March 31, 2001. The Company received $435,500 in cost sharing payments from InterMune during March 2002 related to costs of developing Moli1901 incurred from May 11, 2001 through December 31, 2001.

     Deferred revenue related to the Agreement was $1,170,000 at March 31, 2002, and $1,260,000 at December 31, 2001.

3.   REVERSE MERGER AND RECAPITALIZATION

     As discussed in Note 1, Molichem R&D acquired Molichem Medicines (formerly Cortez Development Company, Ltd.) in a reverse merger on January 18, 2001. On January 11, 2001, the Board of Directors of Molichem Medicines declared a 6.959314-for-one common share stock split effected in the form of a stock dividend to stockholders of record on that date.

     Following the split, 8,469,491 shares of Molichem Medicines $.0001 par value common stock were outstanding. In connection with the merger, holders of 5,219,486 shares of Molichem Medicines common stock contributed those shares to Molichem Medicines and those shares were cancelled. Molichem Medicines also issued 50,000 shares of common stock in exchange for legal services. These transactions resulted in Molichem Medicines having 3,300,005 common shares outstanding immediately prior to the merger.

     To effect the merger, each of the 1,732,670 outstanding shares of Molichem R&D common stock was exchanged for 7.716 shares of Molichem Medicines common stock. Prior to the merger, Molichem Medicines was a shell corporation with no significant operations. The merger was accounted for as a reverse acquisition of Molichem Medicines through issuance of 3,300,005 shares of stock by Molichem R&D, accompanied by a recapitalization. Accordingly, the financial statements prior to the date of acquisition reflect the historical results of operations of Molichem R&D. References to the number of outstanding shares, par value, additional paid-in capital, and per share amounts for Molichem R&D for all periods have been restated to reflect the ratio of the exchange of shares in the merger.

     In connection with the merger, Molichem Medicines sold 1,000,000 stock units (each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock) in a private placement for cash proceeds of $1,494,489, net of issuance costs of $5,511. The warrants were exercised on January 17, 2002 at $1.50 per share, resulting in net proceeds of $1,500,000 to the Company.

4.   EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001, and the period from December 22, 1995 (date of inception) to March 31, 2002 is as follows:

                                                                                          Period from
                                                                                          December 22,
                                                          Three Months    Three Months   1995 (Date of
                                                          Ended March     Ended March    Inception) to
                                                            31, 2002        31, 2001     March 31, 2002
                                                          ------------    ------------   -------------
     Numerator:
     Net loss .........................................   $ (876,737)     $ (248,026)    $(3,543,104)

     Denominator:
     Weighted-average common shares outstanding .......   18,490,398      16,857,065      13,872,630

     Basic and diluted loss per share .................   $    (0.05)     $    (0.01)    $     (0.26)

     The following number of warrants and options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and their effect on the computation would be antidilutive:

                                                                                        Inception to
                                                                                         March 31,
                                                           2002            2001            2002
                                                         ---------      ---------       -----------
     Number of options ..............................    2,149,248      1,659,248        2,149,248
     Number of warrants .............................          --       1,000,000        1,000,000
                                                         ---------      ---------        ---------
     Total ..........................................    2,149,248      2,659,248        3,149,248
                                                         =========      =========        =========

5.   COMMITMENTS AND CONTIGENCIES

     Research Grants - The Company has received research grants from the Cystic Fibrosis Foundation (the "Foundation") to develop its compound Moli1901 for the treatment of cystic fibrosis. The Company is contingently liable to repay these grants if the Food and Drug Administration ("FDA") approves Moli1901 for marketing to the public. As of March 31, 2002, the Company has received a total of $786,560 in grants from the Foundation. Repayment, if required, would be due 60 days from the date of FDA approval.

     Royalties - The Company is committed to pay royalties to various parties on the sale of products, should it succeed in bringing the products to market. The Company's obligations to pay royalties total 3.67% of the net selling price of a treatment for cystic fibrosis (Molil901) and 2.00% of the selling price derived from the compounds Moli56A and Moli56B.

     Other Commitments - The Company has research and development studies currently in process that require progress payments and payment upon completion of the studies. At March 31, 2002, the total of those remaining commitments was approximately $747,000, all of which will be paid in 2002.

6.   RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 2000, the Company's management determined that the merger described in Note 3 should have been reported as a reverse acquisition of Molichem Medicines by Molichem R&D. As a result the consolidated statement of operations for the three months ended March 31, 2001 has been restated from amounts previously reported to include the historical results of operations of Molichem R&D, and to account for the merger as an issuance of Molichem R&D stock for the shares held by existing stockholders of Molichem Medicines, followed by a recapitalization. Additionally, the Company's management determined that revenues from joint development agreement, operating expenses arising from stock compensation expense and the provision for income taxes had been improperly recorded in previously reported interim information for 2001. As a result the consolidated statement of operations for the three months ended March 31, 2001 has been restated from amounts previously reported to properly account for these transactions.

     A summary of the significant effects of the restatement on the statement of operations for that period is as follows:

                                                                                 Three Months Ended
                                                                                   March 31, 2001
                                                                    As Previously Reported      As Restated
       Revenue ...................................................      $  138,783              $   88,783
       Total operating expenses ..................................      $  242,686              $  344,689
       Income tax benefit ........................................      $   (8,301)                    --
       Net loss ..................................................      $  (87,722)             $ (248,026)
       Net loss per share - basic and diluted ....................      $     (.01)             $     (.01)
       Weighted-average shares outstanding - basic and diluted ...      15,931,543              16,857,065


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements contained in this report that are not purely historical are forward-looking statements under the meaning of the Sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 referred to above. Such forward-looking statements are subject to risks and uncertainties that that could cause actual results to differ materially from historical or anticipated results, including the risks and uncertainties that are set forth under the section "Cautionary Statement" in this discussion, elsewhere in this report and in our other SEC filings. The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

     Overview

     We are an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. All of our research and development activities are conducted by Molichem R&D, Inc., our wholly-owned operating subsidiary, which began operations on December 22, 1995. MoliChem Medicines has had no operations or revenues since its inception and, since the acquisition of MoliChem R&D, Inc., has operated as a holding company only. The terms "we", "us", "our", and similar terms refer to the entities MoliChem Medicines, Inc. and MoliChem R&D, Inc. on a consolidated basis, unless the context requires otherwise.

     Since inception we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of respiratory diseases, and have not generated any revenues from product sales. The majority of our resources have been used in the development of Moli1901, for which we have completed Phase Ib of clinical development to determine safe dose levels in healthy patients. We plan to initiate Phase II clinical studies to determine the effectiveness of safe dose levels in patients with cystic fibrosis during the fourth quarter of 2002.

     In addition, we plan to develop a product for the treatment of sepsis and other serious illnesses based on our two compounds Moli56A (commonly known as DTPA iron (III)) and Moli56B (commonly known as Ferrioxamine B). Those compounds are currently in the early stages of development, with positive results having been demonstrated in preclinical studies in animal models. We began additional preclinical studies during the first quarter of 2002. We plan to initiate further preclinical work during the second quarter of 2002, and begin the Investigational New Drug Application process during that quarter.

     The Company also intends to develop additional products based on the chemical structure of Moli1901, and initiated research during the first quarter of 2002 to develop a library of compounds based on the Moli1901 structure. That library of compounds will be screened for therapeutic value in a variety of disease models for the purpose of identifying additional qualified candidates for further development as drugs.

     In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901. Under the agreement we received $1,450,000 as an up-front non-refundable payment to provide InterMune with a worldwide co-exclusive license for the Moli1901 technology, including all information related to Moli1901 and its patents. Under this agreement, MoliChem and InterMune share equally the costs incurred subsequent to the date of the agreement related to furthering the clinical development and commercialization of Moli1901. The agreement provides for additional payments to MoliChem by InterMune for the achievement of milestones, and the sharing of revenues from product sales. The up-front payments under this agreement of $1,450,000 and a payment of $50,000 from InterMune received in 2000 in connection with our agreement not to seek another development partner for Moli1901 are being recognized as revenue ratably over the estimated 50-month period from the effective date of the agreement through the expected date the first product is approved for sale. The Company has recognized as revenue $90,000 during the first quarter of 2002 related to these up-front payments.

     Results of Operations

     Three Months Ended March 31, 2002 and 2001

     Revenue
     -------

     Revenue totaled $425,585 and $88,783 for the three months ended March 31, 2002 and 2001, respectively.

     Revenue for the first quarter of 2002 resulted from reimbursements of development costs for Moli1901 of $335,585 and amortization of the deferred up-front payments of $90,000 under our joint development and commercialization agreement with InterMune. We expect joint development agreement revenue to fluctuate during future quarters based on the timing and level of spending on Moli1901. We expect that these costs and related revenue under the agreement will increase over time as we increase spending to advance the development of this compound. No revenue under agreement was recognized during the three months ended March 31, 2001.

     Revenue for the first quarter of 2001, resulted from $88,783 in reimbursements of qualified development costs under grants from the National Institutes of Health and the Cystic Fibrosis Foundation. No grant revenue was recognized during 2002, primarily due to a decision by management to rely less on grant income as a source of funding. We do not anticipate requesting any additional grant revenue during 2002.

     Research and Development Costs
     ------------------------------

     Research and development costs were $885,351 and $98,737 for the three months ended March 31, 2002 and 2001, respectively. These costs consist primarily of payments to contract research organizations, consultants, and internal personnel costs and have increased primarily due to increased activity and related costs of additional preclinical toxicology and drug substance fomulation studies needed to advance to Phase II clinical trials of Moli1901 and the accelerated development activity for Moli1901 since entering into the agreement with InterMune in May 2001. We spent approximately $615,000 on these studies during the first quarter of 2002, compared to approximately $17,000 during the first quarter of 2001. In addition, we increased the number of internal personnel involved in advancing research on Moli11901 during late 2001 and into 2002, resulting in personnel costs of approximately $134,000 during the first quarter of 2002 compared to approximately $68,000 during the first quarter of 2001.

     We continued preclinical research on Moli56A during 2002, and also began laboratory research to develop our library of stable polypeptides based on the chemical structure of Moli1901. These initiatives generated external research costs of approximately $118,000 and internal personnel costs of approximately $12,000 during the first quarter of 2002. None of these activities and related costs occurred during 2001.

     We expect that research and development costs will increase significantly in the future, as we proceed with further stages of the clinical development of Moli1901, as well as further research and development of Moli56A and Moli56B, and the library of stable polypeptides.

     General and Administrative Costs
     --------------------------------

     General and administrative costs were $421,030 and $245,430 for the three months ended March 31, 2002, respectively. This increase reflects the growth of the Company during the past year as indicated by the increased number of employees, our levels of business development activity, and costs associated with our responsibilities as a public reporting entity. We incurred significant professional fees for legal, auditing, consulting, investor relations, and printing services in connection with the filing of our annual financial statement on Form 10KSB and amendments to our SB-2 as part of our new public reporting responsibilities. These costs totaled approximately $274,000 for the first quarter of 2002 as compared to approximately $50,000 during the first quarter of 2001. Management anticipates that costs of this nature will decrease during the remainder of 2002 as we have developed our financial and administrative systems.

     Personnel costs included in general and administrative expenses increased by approximately $70,000 during the first quarter of 2002 to $74,000. The number of employees increased from two in the first quarter of 2001 to six during the first quarter of 2002. The majority of the costs of those employees are associated with research activities, with a portion of the cost being allocated to general and administrative activities.

     The largest component of general and administrative expenses during the first quarter of 2001 was a non-cash charge for stock compensation of approximately $182,000 related to the granting of fully vested options to advisors of the Company. The stock compensation component of general and administrative costs for the first quarter of 2002 was approximately $18,000.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization costs remained nominal at $1,926 in the first quarter of 2002 and $522 in the first quarter of 2001. The Company has minor investments in property and equipment and we expect depreciation and amortization to remain a minor element of our cost structure.

     Loss from Operations
     --------------------

     Loss from operations was $882,722 and $255,906 for the three months ended March 31,2002 and 2001, respectively, resulting from increased research and development and general and administrative costs. These increases are the result of the Company's increased headcount and increased external research and development costs for all of its product candidates. Approximately $18,000 in 2002 and $183,000 in 2001 of that loss was from the recognition of non-cash expense for stock compensation. We anticipate that operating losses will continue and may increase until such time, if ever, that our compounds are developed, approved and successfully marketed.

     Interest Expense
     ----------------

     Interest expense decreased to $620 in the first quarter of 2002 from $3,483 in the first quarter of 2001. This decrease is the result of the repayment during the second quarter of 2001 of the loan from the North Carolina Biotechnology Center. We are not currently financing our operations with borrowings, and expect interest costs, which are miscellaneous finance charges, to be minimal in 2002.

     Interest Income
     ---------------

     Interest income was $6,605 and $11,363 for the first three months ended March 31, 2002 and 2001, respectively, primarily due to the decrease in short-term interest rates from 2001 to 2002. We are planning to raise additional funds during 2002, and the resulting increase in cash and the interest rate environment will have an impact on investment income in the future.

     Income Taxes
     ------------

     We report income and expenses on the cash basis for income tax purposes, file separate returns for MoliChem Medicines and MoliChem R&D for state income tax purposes, and file a consolidated return for federal income tax purposes. We anticipate that the Company will incur losses in future periods for both financial reporting and tax purposes, and do not expect significant income tax expenses or benefits until the Company achieves profitability. The Company reported no income tax expense or benefit for the three months ended March 31, 2002 and 2001. Although the Company experienced losses during the periods reported, we have not reported a tax benefit associated with those losses because management believes that such tax benefits will not be realized in the future.

     Liquidity and Capital Resources

     Until 2001 our operations were primarily funded by government grants and third-party and related party loans. Management does not expect these sources to provide significant cash in the future, although we would seek additional grant funding if that funding source appears advantageous to the Company. We expect to generate revenue during the next several years primarily from cost-sharing and milestone payments from our collaborative agreement with InterMune. In addition to this revenue source, we anticipate the need to raise significant amounts of additional capital during the next several years in order to successfully bring our products to market and to execute our strategy.

     The Company incurred a net loss of $876,737 during the three month period ended March 31, 2002, and we have incurred losses since the inception of the Company totaling $3,543,104. We expect to continue to incur losses in the future until our products have been developed and achieved regulatory and market acceptance, which we currently anticipate to occur during 2005. Our operating activities used cash of $826,491 during the first three months of 2002, compared to cash used of $74,594 during the comparable period of 2001. Exclusive of the non-cash stock compensation expense of approximately $18,000, operating expenses totaled approximately $1,290,000 during the quarter ended March 31, 2002. This compares to operating expenses exclusive of $183,000 in non-cash stock compensation expense totaling approximately $162,000 during the quarter ended March 31, 2001. As we continue our efforts to bring Moli1901 through development to commercialization, our costs will increase. Our business strategy also includes advancing research and development programs for Moli56A and Moli56B, and discovery and development of additional compounds. We might also license or otherwise acquire the rights to other compounds and technologies that complement our current product candidates, although we currently do not have any material agreements or commitments for any such acquisitions. This increase in development activity will continue to generate increasing expenditures, and the need for additional financial resources. We will thus become increasingly dependent on InterMune's continued financial support for the development of Moli1901 as set forth in the agreement, as well as additional funding from other sources, in order to successfully execute our business strategy.

     In January 2002, existing investors exercised warrants to purchase common shares, providing $1,500,000 of additional funding for the Company's near-term development plans. The Company's ability to further improve its financial position will be influenced by, among other things, its ability to obtain additional financing, successfully develop its products, obtain FDA approval and successfully market its products. The Company's actual cash requirements might differ from those currently anticipated for a number of reasons, including the status of product development, the time and cost involved in conducting our preclinical research and clinical trials, developments in competing products and other factors.

     In the event the Company is unable to obtain additional financial resources, the Company plans to reduce the scope of its planned development activities and reduce its costs to better align existing sources of capital with its operating costs, and adopt a viable alternative business model. Management believes that such an alternative business model could be successfully implemented, and that its current cash balances are adequate to sustain its operations with a reduction in scope of development costs for at least the next twelve months. However, the Company may not be able to continue to meet its cash requirements through operations or, if necessary, obtain additional financing or product licensing agreements on terms that are acceptable to the Company. Additionally, an alternative business model might differ significantly from the Company's current operating strategy, and would not guarantee the long-term success of the Company.

     The Company has certain financial commitments and contractual obligations that require us to incur expenses in the future. We are committed under a premises lease for our corporate headquarters that obligates us to total payments of $77,000 in 2002, $80,300 in 2003, and $51,500 in 2004. In
     addition, several research and development studies are currently in process that require progress payments and payment upon completion of the studies. As of March 31, 2002 the total of those commitments was approximately $747,000.

     Cautionary Statement

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. The following statement highlights some of these risks.

     Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, its expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company's expectations include, among others: the Company's ability to secure additional funding on terms that are acceptable to the Company; the Company's ability to manage growth; the high cost and uncertainty of timing and results of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the Company's dependence on its compounds Moli1901, Moli56A and Moli56B, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, additional intellectual property rights and the costs of obtaining such rights from third parties; intense competition; and other risk factors detailed from time to time in the Company's SEC filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

                           PART II--OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The following exhibits are filed as a part of this report on Form 10-QSB:

     Exhibit No.                             Description
        11                   Statement of Computation of Per Share Earnings


(b)  Reports on Form 8-K:

     On February 4, 2002, we filed a Form 8-K to file a press release announcing the receipt by MoliChem of $1,5000,000 in funding in connection with the exercise by two of its stockholders of warrants to purchase additional shares of its common stock.

     On February 6, 2002, we filed a Form 8-K, which we amended on March 7, 2002, relating to the dismissal of the Company's auditor, Rogoff & Company, P.C., and the appointment of Deloitte & Touche LLP, as the Company's new auditors.

     On March 5, 2002, we filed a Form 8-K to file a press release announcing the issuance of several patents in Europe for the treatment of septic shock.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002                     By: /s/ Luis Molina
                                           -------------------------------------
                                       Luis Molina, Ph.D.
                                       President, Chief Executive Officer
                                       (Principal Executive Officer) and
                                       Director

Date: May 15, 2002                     By: /s/ Richard E. Martin
                                           -------------------------------------
                                       Richard E. Martin
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX


     Exhibit No.                           Description
        11*                 Statement of Computation of Per Share Earnings

----------
* Included in Financial Statements filed herewith.