Form 10QSB
period 2002-06-30
MOLICHEM MEDICINES INC
filed 2002-08-14
CIK 1143932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

OR
☐ Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period from ___________ to ___________

Commission File Number: 333-64430

MoliChem Medicines, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0820923 (I.R.S. Employer Identification No.)

100 Europa Drive, Suite 421
Chapel Hill, North Carolina 27517
(Address of principal executive offices, including zip code)

(919) 960-0217
(Registrant’s telephone number, including area code)

The number of shares of the Registrant’s common stock outstanding at July 31, 2002 was 18,679,287.

Transitional Small Business Disclosure Format: Yes [    ] No [X]

MOLICHEM MEDICINES, INC.

Item	Part I. Financial Information	Page number

1.	Consolidated Financial Statements:

	a. Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	2

	b. Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001, and period from December 22, 1995 (date of inception) through June 30, 2002	3

	c. Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, and period from December 22, 1995 (date of inception) through June 30, 2002	4

	d. Notes to Unaudited Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	14

	Signatures	16

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

ASSETS	June 30, 2002 (Unaudited)	December, 31 2001
CURRENT ASSETS:
Cash and cash equivalents	$1,033,165	$1,481,881
Accounts receivable	358,806	435,800
Prepaid expenses and other current assets	23,667	2,902

Total current assets	1,415,638	1,920,583

PROPERTY AND EQUIPMENT, net	41,127	32,299

OTHER ASSETS	32,582	7,646

TOTAL ASSETS	$1,489,347	$1,960,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$387,603	$354,280
Accrued compensation and benefits	38,701	26,093
Deferred revenue	360,000	360,000
Accrued income taxes	26,500	39,500

Total current liabilities	812,804	779,873

LONG-TERM LIABILITES:
Deferred revenue, excluding current portion	720,000	900,000

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock—$0.0001 par value, 20,000,000 shares authorized, none issued and outstanding at June 30, 2002 and December 31, 2001
Common stock—$0.0001 par value, 80,000,000 shares authorized, 18,679,287 and 17,679,287 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1,868	1,768
Additional paid-in capital	4,101,576	2,873,709
Deferred compensation	(75,000)	(369,199)
Accumulated deficit	(4,071,901)	(2,225,623)

Total stockholders’ equity (deficiency)	(43,457)	280,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,489,347	$1,960,528

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND PERIOD FROM DECEMBER 22, 1995 (DATE OF INCEPTION) THROUGH JUNE 30, 2002

					Period December 22, 1995
	Three Months Ended June 30,		Six Months Ended June 30,		(Date of Inception) Through June 30, 2002
	2002	2001 (As restated, see Note 6)	2002	2001 (As restated, see Note 6)
REVENUE:
Grant revenue	$—	$177,089	$—	$265,872	$1,716,697
Revenue from joint development agreement	441,756	140,966	867,341	140,966	1,542,841

Total revenue	441,756	318,055	867,341	406,838	3,259,538

OPERATING EXPENSES:
Research and development	1,226,500	447,789	2,146,751	546,527	4,849,533
General and administrative	194,093	1,119,291	580,222	1,364,720	2,913,496
Depreciation and amortization	2,554	493	4,481	1,016	17,966

Total operating expenses	1,423,147	1,567,573	2,731,454	1,912,263	7,780,995

LOSS FROM OPERATIONS	(981,391)	(1,249,518)	(1,864,113)	(1,505,425)	(4,521,457)

INTEREST EXPENSE	(636)	(2,859)	(1,256)	(6,341)	(40,781)

INTEREST INCOME	5,736	19,438	12,341	30,801	82,343

LOSS BEFORE INCOME TAXES	(976,291)	(1,232,939)	(1,853,028)	(1,480,965)	(4,479,895)

INCOME TAXES	(6,750)	39,500	(6,750)	39,500	32,750

NET LOSS	$(969,541)	$(1,272,439)	$(1,846,278)	$(1,520,465)	$(4,512,645)

Net loss per share-basic and diluted	$(0.05)	$(0.07)	$(0.10)	$(0.09)	$(0.32)

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) TO JUNE 30, 2002

			Period December 22,
	Six Months Ended June 30,		1995 (Date of Inception) Through June 30, 2002
	2002	2001 (As restated, see Note 6)
OPERATING ACTIVITIES:
Net loss	$(1,846,278)	$(1,520,465)	$(4,512,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,481	1,016	17,966
Amortization of deferred stock compensation	22,166	1,209,258	1,256,280
Stock and options issued for consulting services	—	—	117,406
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	76,994	(188,355)	(358,806)
Prepaid expenses and other assets	(20,765)	200	(23,667)
Accounts payable and accrued expenses	45,931	81,663	426,304
Deferred revenue	(180,000)	1,390,000	1,080,000
Accrued income taxes	(13,000)	39,500	26,500

Net cash (used in) provided by operating activities	(1,910,471)	1,012,817	(1,970,662)

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,245)	(8,247)	(56,569)
Investment in other assets	—	—	(10,106)

Net cash used in investing activities	(13,245)	(8,247)	(66,675)

FINANCING ACTIVITIES:
Deferred financing costs	(25,000)	—	(25,000)
Borrowing on loan payable	—	—	120,000
Repayment on loan payable	—	(80,000)	(120,000)
Borrowing (repayment) on note payable, net	—	(106,534)	—
Issuance of stock in reverse merger	—	1,494,489	1,494,489
Issuance of stock	1,500,000	13	1,601,013

Net cash provided by financing activities	1,475,000	1,307,968	3,070,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(448,716)	2,312,538	1,033,165

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,481,881	65,908	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,033,165	$2,378,446	$1,033,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes	$13,000	$—	$13,000

Cash paid for interest	$1,256	$37,875	$39,131

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of the Business—Molichem Medicines, Inc. (the “Company”) is an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. These development and commercialization activities are conducted by the Company’s sole wholly-owned subsidiary, Molichem R&D, Inc. (“Molichem R&D”). The Company is headquartered in Chapel Hill, North Carolina.

Molichem R&D was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. (“Cortez”) in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer (see Note 3). Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger.

Prior to the reverse merger, Molichem R&D was known as Molichem Medicines, Inc. In connection with the reverse merger, Cortez assumed the name Molichem Medicines, Inc.

The consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. Since its inception, the Company has devoted substantially all of its efforts to establishing a new business, and its planned principal operations of commercializing pharmaceutical products have not commenced. Its principal activities to date have been development of a financial plan, procurement of capital, research and development, acquisition of operating equipment, recruitment of personnel, development of proprietary drug candidates, and clinical research. The success of the Company is dependent upon obtaining additional financing from third-parties and the successful development and marketing of products from the Company’s research and development programs in order to generate revenue adequate to support its cost structure.

Basis of Presentation and Going Concern—The consolidated financial statements include the accounts of MoliChem Medicines, Inc. and its wholly-owned subsidiary, MoliChem R&D, Inc. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report, and with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or for any future period.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $1,846,278 for the six months ended June 30, 2002, used cash from operations of $1,910,471 during that period, and has accumulated losses since inception totaling approximately

$4,500,000. The Company has plans to continue to expand its drug development activities during 2002 and following years, and those plans will require additional resources in excess of the amount that is currently available to the Company. These circumstances, among others, raise substantial doubt as to the Company’s ability to continue to operate as a going concern. The Company’s ability to continue as a going concern is primarily dependent on its ability to obtain additional financing within the next three to six months, and in the longer term, to successfully develop its products, obtain Food and Drug Administration approval of and gain market acceptance of its products.

Investors exercised Company warrants in January 2002 providing an additional $1,500,000 in working capital for the Company to continue its drug development efforts. The Company plans to pursue additional equity financing to fund the cost of its basic infrastructure and its research and development activities. In the event the Company is unable to obtain additional financing within a short period of time, it intends to reduce the scope of its development activities and the corresponding operating costs to a level that will permit existing capital resources to finance its operations until additional financing becomes available. Management of the Company may implement a number of alternative business plans that it believes would generate revenue from a variety of activities, including the pursuing and securing of additional grants. However, the amounts and timing of the cash flows, if any, generated by such alternative plans might not be sufficient to permit the Company to continue to operate for a year following June 30, 2002.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recently adopted accounting standards—In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

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

Recently issued accounting standard—In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Company has evaluated the impact of the adoption of this standard and does not believe that its adoption will have an impact on its financial position and results of operations.

2.    CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT

On May 11, 2001, the Company entered into a Development and Commercialization Agreement (the “Agreement”) with InterMune, Inc. (“InterMune”) for the joint development and commercialization of its compound, Moli1901. Under the Agreement, we granted InterMune a co-exclusive worldwide license for Moli1901 and InterMune is required to share equally the costs of development and commercialization of Moli1901 for the treatment of cystic fibrosis and other therapeutic applications. Upon commercialization of Moli1901, InterMune and the Company will share equally in the net profits or losses from the sale of the products that have been jointly developed. At the time of execution of the Agreement, InterMune made a non-refundable up-front payment to the Company of $1,450,000. InterMune is obligated to make additional non-refundable payments of up to $5,000,000 upon achievement of specified milestones related to each therapeutic application developed from Moli1901. Should one of the parties be unable or unwilling to pay for its share of the development and commercialization costs under the Agreement, that party’s pro-rata share of profits or losses would be reduced to the pro-rata share of expenses contributed to the development and commercialization for that respective therapeutic application. The milestone payments for each respective therapeutic application developed from Moli1901 are due to the Company regardless of whether it contributes to the current or future development and commercialization expenses. None of the milestones that would require additional payment under the agreement had been attained as of June 30, 2002.

In November 2000, InterMune paid the Company $50,000 as a refundable exclusive dealing binder (the “Binder Payment”) under which the Company agreed to pursue the execution of the Agreement. Upon execution of the Agreement, the Binder Payment became non-refundable. The up-front payments related to the Agreement totaling $1,500,000 are being recognized as revenue ratably over the anticipated 50-month period from the signing of the Agreement until Moli1901 is approved for sale.

The Company recognized as revenue $90,000 relating to amortization of the up-front payments and $351,756 related to shared product development costs for the three months ended June 30, 2002. For the six month period ended June 30, 2002, the Company recognized $180,000 in amortization of the up-front payments and $687,341 in shared product development costs. $60,000 of revenue from amortization of up-front payments and $80,966 in shared product development costs were recognized as revenue during both the three- and six-month periods ended June 30, 2001.

Deferred revenue related to the Agreement was $1,080,000 at June 30, 2002, and $1,260,000 at December 31, 2001.

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

In connection with the merger, Molichem Medicines sold 1,000,000 stock units (each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock) in a private placement for cash proceeds of $1,494,489, net of issuance costs of $5,511. The warrants were exercised on January 17, 2002 at $1.50 per share, resulting in net proceeds of $1,500,000.

4.    EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001, and for the period from December 22, 1995 (date of inception) to June 30, 2002 is as follows:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001	Period from December 22, 1995 (Date of Inception) to June 30, 2002
Numerator:
Net loss	$(969,541)	$(1,272,439)	$(1,846,278)	$(1,520,465)	$(4,512,645)
Denominator:
Weighted-average common shares outstanding	18,679,287	17,674,562	18,590,889	17,268,067	14,056,635
Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.10)	$(0.09)	$(0.32)

The following number of warrants and options to purchase shares of common stock were outstanding as of the end each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and their effect on the computation would be antidilutive:

	2002	2001	Inception to June 30, 2002
Number of options	2,149,248	1,659,248	2,149,248
Number of warrants	—	1,000,000	—

Total	2,149,248	2,659,248	2,149,248

5.    COMMITMENTS AND CONTINGENCIES

Research Grants—The Company has received research grants from the Cystic Fibrosis Foundation (the “Foundation”) to develop its compound Moli1901 for the treatment of cystic fibrosis. The Company is contingently liable to repay these grants if the Food and Drug Administration (“FDA”) approves Moli1901 for marketing to the public. As of June 30, 2002, the Company has received a total of $786,560 in grants from the Foundation. Repayment, if required, would be due 60 days from the date of FDA approval.

Royalties—The Company is committed to pay royalties to various parties on the sale of products, should it succeed in bringing the products to market. The Company’s obligations to pay royalties total 3.67% of the net selling price of a treatment for cystic fibrosis (Moli1901) and 2.00% of the selling price derived from the compounds Moli56A and Moli56B.

Other Commitments—The Company has research and development studies currently in process that require progress payments and payment upon completion of the studies. At June 30, 2002, the total of those remaining commitments was approximately $520,000, all of which are expected to be paid within 12 months. Included in the above commitments is approximately $476,000 representing qualifying expenditures under the cost sharing provisions of the InterMune agreement, and once the expenditures are incurred, approximately $238,000 would be reimbursable to the Company pursuant to the agreement (see note 2).

6.    RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2000, the Company’s management determined that the merger described in Note 3 should have been reported as a reverse acquisition of Molichem Medicines by Molichem R&D. As a result the consolidated statements of operations for the three months and the six months ended June 30, 2001 have been restated from amounts previously reported to include the historical results of operations of Molichem R&D, and to account for the merger as an issuance of Molichem R&D stock for the shares held by existing stockholders of Molichem Medicines, followed by a recapitalization. Additionally, the Company’s management determined that revenues from grants and the joint development agreement, operating expenses arising from stock compensation expense and the provision for income taxes had been improperly recorded in previously reported interim information for 2001. As a result, the consolidated statements of operations for the three months and six months ended June 30, 2001 have been restated from amounts previously reported to properly account for these transactions.

A summary of the significant effects of the restatement on the statements of operations for these periods is as follows:

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	$128,045	$318,055	$266,828	$406,838
Total operating expenses	$1,693,960	$1,567,573	$1,936,646	$1,912,263
Income taxes	$272,799	$39,500	$264,498	$39,500
Net loss	$(1,822,266)	$(1,272,439)	$(1,909,988)	$(1,520,465)
Net loss per share—basic and diluted	$(.10)	$(.07)	$(.11)	$(.09)
Weighted-average shares outstanding—basic and diluted	17,674,557	17,674,562	16,807,865	17,268,067

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements contained in this Report that are not purely historical are forward-looking statements under the meaning of the Sections of the Securities Act of 1933 and the Securities Exchange Act of 1934 referred to above. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical or anticipated results, including the risks and uncertainties that are set forth under the section “Cautionary Statement” in this discussion, elsewhere in this Report and in our other SEC filings. The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in this Report.

Company Overview and Status of Product Development

We are an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. All of our research and development activities are conducted by Molichem R&D, Inc., our wholly-owned operating subsidiary, which began operations on December 22, 1995. MoliChem Medicines has had no operations or revenues since its inception and, since the acquisition of MoliChem R&D, Inc., has operated as a holding company only. The terms “we”, “us”, “our”, and similar terms refer to the entities MoliChem Medicines, Inc. and MoliChem R&D, Inc. on a consolidated basis, unless the context requires otherwise.

Since inception we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of respiratory diseases, and have not generated any revenues from product sales. The majority of our resources have been used in the development of Moli1901, for which we have completed Phase Ib of clinical development to determine safe dose levels in healthy patients. In the second quarter we initiated Phase II activities that will lead to the study of pulmonary delivery and deposition of Moli1901 into the lungs of patients with cystic fibrosis by inhalation. We plan to deliver doses of Moli1901 to cystic fibrosis patients in clinical studies to determine the effectiveness of safe dose levels in patients with cystic fibrosis during the fourth quarter of 2002.

In addition, we plan to develop a product for the treatment of sepsis and other serious illnesses based on our two compounds Moli56A (commonly known as DTPA iron (III)) and Moli56B (commonly known as Ferrioxamine B). Those compounds are currently in the early stages of development, with positive results having been demonstrated in preclinical studies in animal models. We began additional preclinical studies during the first quarter of 2002 that have continued through the second quarter. To begin the regulatory process of submitting an Investigational New Drug application (IND) for Moli56A we filed a pre-IND briefing with the FDA during the second quarter. Based on the response by the FDA to that briefing we will need to conduct additional preclinical studies prior to submitting the IND. Our current plans provide for focusing our financial resources on the development of Moli1901. As a result we will delay the initiation of additional studies related to Moli56A until additional funding becomes available for that project. We thus cannot currently determine when those studies will be resumed, when the IND will be filed, or the ultimate impact of these delays on development timeline for this compound.

The Company also intends to develop additional products based on the chemical structure of Moli1901, and initiated research during the first quarter of 2002 to develop a library of compounds based on the Moli1901 structure. That library of compounds will be screened for therapeutic value in a variety of disease models for the purpose of identifying additional qualified candidates for further development as drugs. Our efforts to develop the library of polypeptides have been delayed in an effort to direct financial resources to the development of our lead compound, Moli1901. Thus at present no additional activities to develop the library are underway.

In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901. Under the agreement we received $1,450,000 as an up-front non-refundable payment to provide InterMune with a worldwide co-exclusive license for the Moli1901 technology, including all information related to Moli1901 and its patents. Under this agreement, MoliChem and InterMune share equally the costs incurred subsequent to the date of the agreement related to furthering the clinical development and commercialization of Moli1901. The agreement provides for additional payments to MoliChem by InterMune for the achievement of milestones, and the sharing of revenues from product sales. The up-front payments under this agreement of $1,450,000 and a payment of $50,000 from InterMune received in 2000 in connection with our agreement not to seek another development partner for Moli1901 are being recognized as revenue ratably over the estimated 50-month period from the effective date of the agreement through the expected date the first product is approved for sale. The Company has recognized as revenue $180,000 during the six months ended June 30, 2002 related to these up-front payments.

Critical Accounting Policies and Estimates

The preparation of financial statements requires our management to make estimates and assumptions in a number of areas, including revenue recognition and reporting of research and development costs. Management evaluates the reasonableness of those estimates and assumptions on an ongoing basis, and makes changes as deemed appropriate. In the opinion of management, the critical accounting policies and underlying estimates described in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 continue to be relevant to the financial statements and disclosures included in this Report on Form 10-QSB.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2002 and 2001

Revenue

Revenue for the three- and six-month periods ended June 30, 2002 was $441,756 and $867,341, respectively. This compares to $318,055 and $406,838, respectively, for the three- and six-month periods ended June 30, 2001. All of the revenue recognized during 2002 resulted from from the joint development agreement with InterMune, Inc., and no grant revenue was recognized during the year. We recognized revenue from reimbursement under grants from the National Institutes of Health and the Cystic Fibrosis Foundation of $177,089 and $265,872 for three- and six-month periods ended June 30, 2001, respectively. The Company is considering pursing additional grant funding for the future. The remaining revenue from the joint development agreement totaled $140,966 for both the three- and six-month periods ended June 20, 2001.

Included in revenue from joint development agreement is amortization of the deferred up-front payments under our joint development and commercialization agreement with InterMune of $90,000 and $180,000 for the three- and six-month periods ended June 30, 2002. That amount totaled $60,000 for both reported periods of 2001. We expect joint development agreement revenue to fluctuate during future quarters based on the timing and level of spending on Moli1901 as well as the anticipated period of development until Moli1901 is approved for sale. We currently expect the costs and related revenue under the agreement to increase over time as we increase spending to advance the development of this compound.

Research and Development Costs

Research and development costs for the three- and six-month periods ended June 30, 2002 were $1,226,500 and $2,146,752, respectively. Those costs for the three months and six months ended June 30, 2001 were $447,789 and 546,527, respectively. These costs consist primarily of payments to contract research organizations, consultants, and internal personnel costs. The significant increases during 2002 reflect the increased development activity related primarily to Moli1901 subsequent to the execution of the joint development agreement with InterMune in May 2001. Significant funds have been invested in preclinical toxicology and drug substance formulation studies needed to advance to Phase II clinical trials of Moli1901. In addition, we increased the number of internal personnel involved in advancing research on Moli11901 during late 2001 and into 2002.

We also continued preclinical research on Moli56A during 2002, and began laboratory research to develop our library of stable polypeptides based on the chemical structure of Moli1901. These initiatives generated research costs paid to outside contractors during the three months and six months ended June 30, 2002 of approximately $447,000 and $565,000, respectively. None of these activities and related costs occurred during 2001. In addition, as noted above, pending any additional financing, we have halted substantially all work on these two programs.

We expect that research and development costs will continue to increase in the future, as we proceed with further stages of the clinical development of Moli1901. Research and development activities in the near future will be focused primarily on Moli1901. Our ability to conduct additional research and development for Moli56A and Moli56B, and the library of stable polypeptides will be dependent on the availability of funding for those projects.

General and Administrative Costs

General and administrative costs for the three months and six months ended June 30, 2002, were $194,093 and $580,222, respectively. These amounts were substantially lower than general and administrative costs for the same periods of 2001, which were $1,119,291 and $1,364,720, respectively. Included in the 2001 costs were non-cash charges for recognition of the cost of stock options issued to employees and consultants. The portion of this stock compensation expense attributed to general and administrative activities for the three-month and six-month period ended June 30, 2001 was approximately $900,000 and $1,100,000, respectively. By contrast, stock compensation charges to general and administrative expenses for the three months and six months ended June 30, 2002 were approximately $4,000 and $22,000, respectively. The decline in stock compensation costs from 2001 is attributable to the higher number of options issued during 2001 and the relatively higher value of those options as compared to 2002.

Exclusive of stock compensation charges, general and administrative expenses for the three months and six months ended June 30, 2002 were $190,173 and $558,056, respectively. This compares to $199,857 and $262,762 for the three months and six months ended June 30, 2001, respectively. This increase for the six-month period of 2002 compared to the same period of 2001 reflects the growth in the number of employees of the Company, increased business development activity, and costs associated with our responsibilities as a public reporting entity. During 2002 we incurred significant professional fees for legal, auditing, consulting, investor relations, travel and printing services in connection with the filing of our Annual Report on Form 10KSB and amendments to our SB-2 as part of our new public reporting responsibilities. These costs totaled approximately $324,000 for 2002, most of which occurred during the first quarter, as compared to approximately $239,000 for 2001. Management is focused on controlling administrative costs, and anticipates that such costs will decrease during the remainder of 2002 as we complete the development of our financial and administrative systems.

Personnel costs included in general and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $100,000 and $37,000, respectively. The number of employees increased from two at the beginning of 2001 to six during the first quarter of 2002. The majority of the costs of those employees are associated with research activities, with a portion of the cost being allocated to general and administrative activities.

Depreciation and Amortization

Depreciation and amortization costs were nominal for the three-month and six-month periods ended June 30, 2002, totaling $2,554 and $4,481, respectively. For the three-month and six-month periods ended June 30, 2001 depreciation expense was $493 and $1,106, respectively. The Company has minor investments in property and equipment and we expect depreciation and amortization to remain a small component of our cost structure.

Loss from Operations

Loss from operations for three-month and six-month periods ended June 30, 2002 was $981,391 and $1,864,113, respectively. Loss from operations for three-month and six-month periods ended June 30, 2001 was $1,249,518 and $1,505,425, respectively. Non-cash stock compensation included in operating expenses producing those losses was approximately $4,000 and $22,000, respectively, for the three months and six months ended June 30, 2002, and approximately $1,027,000 and $1,209,000, respectively, for the three months and six months ended June 30, 2001. Exclusive of those non-cash charges, our losses primarily reflect the cost of increased research and development activity during 2002 and increased costs of corporate infrastructure. We anticipate that operating losses will continue and may increase until such time, if ever, that our compounds are developed, approved and successfully marketed.

Interest Expense

Interest expense for the three months and six months ended June 30, 2002 was $636 and $1,256, respectively. This compares to $2,859 and $6,341 for the three months and six months ended June 30, 2001. This decrease in interest expense from 2001 is the result of the repayment during the second quarter of 2001 of the loan from the North Carolina Biotechnology Center. We are not currently financing our operations with borrowings, and excluding any additional borrowings expect interest costs, which are miscellaneous finance charges, to be minimal in 2002.

Interest Income

Interest income for the three months and six months ended June 30, 2002 was $5,736 and $12,341, respectively. For the three months and six months ended June 30, 2001 interest income was $19,438 and $30,801, respectively. These decreases are primarily due to the decrease in short-term interest rates from 2001 to 2002. Our levels of invested cash and the interest rate environment will have an impact on investment income in the future.

Income Taxes

We report income and expenses on the cash basis for income tax purposes, file separate returns for MoliChem Medicines and MoliChem R&D for state income tax purposes, and file a consolidated return for federal income tax purposes. We anticipate that the Company will incur losses in future periods for both financial reporting and tax purposes, and do not expect significant income tax expenses or benefits until the Company achieves profitability, if it ever does. We reported and income tax benefit of $6,750 for the three months and six months ended June 30, 2002. This benefit represents a pro rata estimate of income tax expense of 2001 that will be recovered in 2002 through federal loss carrybacks. Income tax expense was $39,500 for the three months and six months ended June 30, 2001, related primarily to cash basis recognition for tax purposes of $1,450,000 received from InterMune during the second quarter of 2001.

Liquidity and Capital Resources

Until 2001 our operations were primarily funded by government grants and third-party and related party loans. Management does not expect these sources to provide significant cash in the future, although we will seek additional grant funding if that funding source appears advantageous to the Company. We expect to generate revenue during the next several years primarily from cost-sharing and milestone payments from our collaborative agreement with InterMune. In addition to this revenue source, we will need to raise significant amounts of additional capital immediately and during the next several years in order to successfully bring our products to market and to execute our strategy.

The Company incurred a net loss of $1,846,278 for the six months ended June 30, 2002, used cash from operations of $1,910,471 during that period, and has accumulated losses since inception totaling approximately $4,500,000. We expect to continue to incur losses in the future until our products have been developed and achieve regulatory approval and market acceptance, which we currently anticipate to occur during 2005. As we continue our efforts to bring Moli1901 through development to commercialization, our costs will increase. To the extent financing is available our business strategy also includes advancing research and development programs for Moli56A and Moli56B, and discovery and development of additional compounds. We might also license or otherwise acquire the rights to other compounds and technologies that complement our current product candidates, although we currently do not have any material agreements or commitments for any such acquisitions. This increase in development activity will continue to generate increasing expenditures, and the need for additional financial resources. We will thus become increasingly dependent on InterMune’s continued financial support for the development of Moli1901 as set forth in the agreement, as well as additional funding from other sources, in order to successfully execute our business strategy.

Our plans to continue our drug development activities during 2002 and following years, will require additional resources in excess of the amount that is currently available to the Company. Our history of losses and limited cash balances in relation to our development plans raise substantial doubt as to the Company’s ability to continue to operate as a going concern. The Company’s ability to continue as a going concern is primarily dependent on its ability to obtain additional financing within the next three to six months, and in the longer term, to successfully develop its products, obtain Food and Drug Administration approval of and successfully market its products.

Investors exercised Company warrants in January 2002 providing an additional $1,500,000 in working capital for the Company to continue its drug development efforts. The Company plans to pursue additional equity financing to fund the cost of its basic infrastructure and its research and development activities. In the event the Company is unable to obtain additional financing within a short period of time it intends to reduce the scope of its development activities and the corresponding operating costs to a level that will permit existing capital resources to finance its operations until additional financing becomes available. Management of the Company may implement a number of alternative business plans that it believes would generate revenue from a variety of activities, including the securing of additional grants. However, the amounts and timing of the revenue, if any, generated by such alternative plans might not be sufficient to permit the Company to continue to operate for a year following June 30, 2002. The Company’s actual cash requirements might differ from those currently anticipated for a number of reasons, including the status of product development, the time and cost involved in conducting our preclinical research and clinical trials, developments in competing products and other factors.

Management might also deem it necessary to reduce its spending on research and development until additional financing is secured. Such a reduction in research and development spending would likely have a negative impact on the Company’s ability to advance the development of its products, and could ultimately delay the submission of its products to the FDA for marketing approval, and, if approved, the timing of successful introduction of those products to the market. The Company’s future cash requirements might differ from those currently planned because of uncertainties inherent in the business of drug development and commercialization.

The Company has certain financial commitments and contractual obligations that require us to incur expenses in the future. We are committed under a premises lease for our corporate headquarters that obligates us to total payments of $77,000 in 2002, $80,300 in 2003, and $51,500 in 2004. In addition, several research and development studies are currently in process that require progress payments and payment upon completion of the studies. As of June 30, 2002 the total of those commitments was approximately $520,000. Included in the above commitments is approximately $476,000 representing qualifying expenditures under the cost sharing provisions of the InterMune agreement, and once the expenditures are incurred approximately $238,000 would be reimbursable to the Company pursuant to the agreement.

Cautionary Statement

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company’s control. The following statement highlights some of these risks.

Statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical facts are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, its expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause the Company’s actual results to differ materially from expected results. Factors that could cause actual results to differ materially from the Company’s expectations include, among others: the Company’s ability to secure additional funding on terms that are acceptable to the Company; the Company’s ability to manage growth; the high cost and uncertainty of timing and results of the research, clinical trials and other development activities involving pharmaceutical products; the unpredictability of the duration and results of regulatory review of New Drug Applications and Investigational New Drug Applications; the Company’s dependence on its compounds Moli1901, Moli56A and Moli56B, and the uncertainty of market acceptance of those products; the possible impairment of, or inability to obtain, additional intellectual property rights and the costs of obtaining such rights from third parties; intense competition; and other risk factors detailed from time to time in the Company’s SEC filings. The Company does not undertake any obligation to release publicly any revisions to these statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

PART II—OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.	Description
10	Amendment No. 1 to the Exclusive Development and Commercialization Agreement with InterMune, Inc., dated as of May 11, 2001
11	Statement of Computation of Per Share Earnings
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

On April 11, 2002, we filed a Form 8-K to file a press release announcing the completion of a phase IB safety study in cystic fibrosis participants.

On May 29, 2002, we filed a Form 8-K to file a press release announcing the initiation of phase II for evaluation of Moli1901 in cystic fibrosis participants.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002	By: /S/ LUIS MOLINA
Luis Molina, Ph.D. President, Chief Executive Officer (Principal Executive Officer) and Director

Date: August 14, 2002	By: /S/ RICHARD E. MARTIN
Richard E. Martin Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10	Amendment No. 1 to the Exclusive Development and Commercialization Agreement with InterMune, Inc., dated as of May 11, 2001
11	Statement of Computation of Per Share Earnings*
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Included in financial statements filed herewith.