Form 10QSB
period 2002-09-30
MOLICHEM MEDICINES INC
filed 2002-11-14
CIK 1143932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 333-64430

MOLICHEM MEDICINES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-0820923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Europa Drive, Suite 421
Chapel Hill, North Carolina 27517
(Address of principal executive offices, including zip code)

(919) 960-0217
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the Registrant’s common stock outstanding at October 31, 2002 was 18,679,287.

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

MOLICHEM MEDICINES, INC.

Subsequent to the issuance of its unaudited consolidated financial statements for the quarter ended September 30, 2001, the Company determined that its accounting for the reverse acquisition, revenues from grants and the joint development agreement and equity compensation expense had been incorrectly reported. As a result, the Company has restated its consolidated balance sheet as of September 30, 2001 and its consolidated statements of operations for the three- and nine-months ended September 30, 2001 to appropriately reflect these transactions. The principal effects of the restatement are discussed in Note 6.

Item	Part I. Financial Information		Page number

1.	Financial Statements:

	a.	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	2

	b.	Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001, and period from December 22, 1995 (date of inception) through September 30, 2002	3

	c.	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001, and period from December 22, 1995 (date of inception) through September 30, 2002	4

	d.	Notes to Unaudited Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		10

3.	Controls and Procedures		16

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K		17

	Signatures		18

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30, 2002	December, 31 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$665,745	$1,481,881
Accounts receivable	300	435,800
Prepaid expenses and other current assets	20,903	2,902

Total current assets	686,948	1,920,583

PROPERTY AND EQUIPMENT, net	40,916	32,299

OTHER ASSETS	7,548	7,646

TOTAL ASSETS	$735,412	$1,960,528

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$273,334	$354,280
Accrued compensation and benefits and benefits	31,684	26,093
Deferred revenue	360,000	360,000
Accrued income taxes	3,375	39,500

Total current liabilities	668,393	779,873

LONG-TERM LIABILITES:
Deferred revenue, excluding current portion	630,000	900,000

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock—$0.0001 par value, 20,000,000 shares authorized, none issued and outstanding at September 30, 2002 and December 31, 2001
Common stock—$0.0001 par value, 80,000,000 shares authorized, 18,679,287 and 17,679,287 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1,868	1,768
Additional paid-in capital	4,101,576	2,873,709
Deferred compensation	(66,667)	(369,199)
Accumulated deficit	(4,599,758)	(2,225,623)

Total stockholders’ equity (deficiency)	(562,981)	280,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$735,412	$1,960,528

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND PERIOD
FROM DECEMBER 22, 1995 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

	Three Months Ended September 30,		Nine Months Ended September 30,		Period December 22, 1995 (Date of Inception) Through September 30, 2002
	2002	2001	2002	2001
		(As restated, see Note 6)		(As restated, see Note 6)
REVENUE:
Grant revenue	$—	$—	$—	$265,872	$1,716,697
Revenue from joint development agreement	430,533	197,885	1,297,875	338,851	1,973,375

Total revenue	430,533	197,885	1,297,875	604,723	3,690,072

OPERATING EXPENSES:
Research and development	796,640	198,436	2,943,392	744,963	5,646,173
General and administrative	178,445	218,102	758,669	1,582,822	3,091,942
Depreciation and amortization	2,579	2,140	7,058	3,156	20,545

Total operating expenses	977,664	418,678	3,709,119	2,330,941	8,758,660

LOSS FROM OPERATIONS	(547,131)	(220,793)	(2,411,244)	(1,726,218)	(5,068,588)

INTEREST EXPENSE	(316)	—	(1,572)	(6,341)	(41,097)
INTEREST INCOME	3,215	14,521	15,556	45,322	85,558

LOSS BEFORE INCOME TAXES	(544,232)	(206,272)	(2,397,260)	(1,687,237)	(5,024,127)
INCOME TAXES (BENEFIT)	(16,375)	—	(23,125)	39,500	16,375

NET LOSS	$(527,857)	$(206,272)	$(2,374,135)	$(1,726,737)	$(5,040,502)

Net loss per share-basic and diluted	$(0.03)	$(0.01)	$(0.13)	$(0.10)	$(0.35)

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

	Nine Months Ended September 30,		Period December 22, 1995 (Date of Inception) Through September 30, 2002
	2002	2001
		(As restated, see Note 6)
OPERATING ACTIVITIES:
Net loss	$(2,374,135)	$(1,726,737)	$(5,040,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,058	3,156	20,545
Amortization of deferred stock compensation	30,499	1,217,630	1,264,613
Stock and options issued for consulting services	—	—	117,406
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	435,500	(274,065)	(300)
Prepaid expenses and other assets	(18,001)	4,318	(20,903)
Accounts payable and accrued expenses	(75,355)	118,463	305,016
Deferred revenue	(270,000)	1,300,000	990,000
Accrued income taxes	(36,125)	39,500	3,375

Net cash provided by (used in) operating activities	(2,300,559)	682,265	(2,360,750)

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,577)	(28,343)	(58,901)
Investment in other assets	—	(6,348)	(10,106)

Net cash used in investing activities	(15,577)	(34,691)	(69,007)

FINANCING ACTIVITIES:
Borrowing on loan payable	—	—	120,000
Repayment on loan payable	—	(80,000)	(120,000)
Borrowing (repayment) on note payable, net	—	(106,534)	—
Issuance of stock in reverse merger	—	1,494,489	1,494,489
Issuance of stock	1,500,000	13	1,601,013

Net cash provided by financing activities	1,500,000	1,307,968	3,095,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(816,136)	1,955,542	665,745
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,481,881	65,908	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$665,745	$2,021,450	$665,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid for income taxes	$13,000	—	$13,000

Cash paid for interest	$1,572	$37,875	$39,447

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of the Business – Molichem Medicines, Inc. (the “Company”) is an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. These development and commercialization activities are conducted by the Company’s sole wholly-owned subsidiary Molichem R&D, Inc. (“Molichem R&D”). The Company is headquartered in Chapel Hill, North Carolina.

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

Basis of Presentationand Going Concern – The consolidated financial statements include the accounts of MoliChem Medicines, Inc. and its wholly owned subsidiary, MoliChem R&D, Inc. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures usually included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report, and with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year or for any future period.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company had cash and cash equivalents of $665,745 as of September 30, 2002, which is expected to fund operations through December 2002.

These circumstances raise substantial doubt as to the Company’s ability to continue to operate as a going concern. The Company’s ability to continue as a going concern is primarily dependent on its ability to obtain additional financing by the end of December 2002, and in the longer term, to successfully develop its products, obtain Food and Drug Administration approval of and successfully market its products.

The Company plans to pursue additional equity financing to fund the cost of its basic infrastructure and its research and development activities. In the event the Company is unable to obtain additional financing within a short period of time it intends to reduce the scope of its development activities and the corresponding operating costs to a level that will permit existing capital resources to finance its operations until such additional financing becomes available. Management of the Company may implement a number of alternative business plans that it believes would generate revenue from a variety of activities, including the securing of additional grants. However, the amounts and timing of the cash flows, if any, generated by such alternative plans might not be sufficient to permit the Company to continue to operate for a year beyond September 30, 2002.

Reclassifications – Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recently adopted accounting standards – In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies one accounting model for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions.

These statements were effective for the Company beginning January 1, 2002. The adoption of these statements had no impact on the Company’s consolidated financial statements.

Recently issued accounting standards – In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for fiscal years beginning after June 15, 2002, which would be our first quarter of fiscal 2003. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

2.    CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT

On May 11, 2001, the Company entered into a Development and Commercialization Agreement (the “Agreement”) with InterMune, Inc. (“InterMune”) for the joint development and commercialization of its compound, Moli1901. Under the Agreement, InterMune is granted a co-exclusive worldwide license for Moli1901 and is required to share equally the costs of development and commercialization of Moli1901 for the treatment of cystic fibrosis and other therapeutic applications. Upon commercialization of Moli1901, InterMune and the Company will share equally in the net profits or losses from the sale of the products that have been jointly developed. At the time of execution of the Agreement, InterMune made a non-refundable up-front payment to the Company of $1,450,000. InterMune is obligated to make additional non-refundable payments of up to $5,000,000 upon achievement of specified milestones related to each therapeutic application developed from Moli1901. Should one of the parties be unable or unwilling to pay for its share of the development and commercialization costs under the Agreement, that party’s pro-rata share of profits or losses would be reduced to the pro-rata share of expenses contributed to the development and commercialization for that respective therapeutic application. The milestone payments for each respective therapeutic application developed from Moli1901 are due to the Company regardless of whether it contributes to the current or future development and commercialization expenses. None of the milestones that would require additional payment under the agreement have been attained as of September 30, 2002.

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

The Company recognized revenue attributable to the amortization of the upfront payments and shared product development costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 22, 1995 (Date of Inception) to September 30,
	2002	2001	2002	2001	2002
Amortization of upfront payments	$90,000	$90,000	$270,000	$150,000	$510,000
Shared product development costs	340,533	107,885	1,027,875	188,857	1,463,375

Total	$430,533	$197,885	$1,297,875	$338,857	$1,973,375

During the quarter ended September 30, 2002 the Company received $371,865 from InterMune as an advance for development costs to be incurred during that quarter, of which $31,332 is payable to InterMune and included in accounts payable and accrued expenses at September 30, 2002.

Deferred revenue related to the Agreement was $990,000 at September 30, 2002, and $1,260,000 at December 31, 2001.

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

4.    EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001, and for the period from December 22, 1995 (date of inception) to September 30, 2002 is as follows:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Period from December 22, 1995 (Date of Inception) to September 30, 2002
Numerator:
Net loss	$(527,857)	$(206,272)	$(2,374,135)	$(1,726,737)	$(5,040,502)
Denominator:
Weighted-average common shares outstanding	18,679,282	17,679,282	18,620,674	17,406,645	14,231,099
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.13)	$(0.10)	$(0.35)

The following number of warrants and options to purchase shares of common stock were outstanding as of the end each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and their effect on the computation would be antidilutive:

	Three Months and Nine Months Ended September 30,		Inception to September 30, 2002
	2002	2001
Number of options	2,149,248	1,659,248	2,149,248
Number of warrants	—	1,000,000	—

Total	2,149,248	2,659,248	2,149,248

5.    COMMITMENTS AND CONTIGENCIES

Research Grants – The Company has received research grants from the Cystic Fibrosis Foundation (the “Foundation”) to develop its compound Moli1901 for the treatment of cystic fibrosis. The Company is contingently liable to repay these grants if the Food and Drug Administration (“FDA”) approves Moli1901 for marketing to the public. As of September 30, 2002, the Company has received a total of $786,560 in grants from the Foundation. Repayment, if required, would be due 60 days from the date of FDA approval.

Royalties – The Company is committed to pay royalties to various parties on the sale of products, should it succeed in bringing the products to market. The Company’s obligations to pay royalties total 3.67% of the net selling price of a treatment for cystic fibrosis (Moli1901) and 2.00% of the selling price derived from the compounds Moli56A and Moli56B.

Other Commitments – The Company has research and development studies currently in process that require progress payments and payment upon completion of the studies. At September 30, 2002, the total of those remaining commitments was approximately $750,000, all of which will be paid within twelve months.

6.	RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2000, the Company’s management determined that the merger described in Note 3 should have been reported as a reverse acquisition of Molichem Medicines by Molichem R&D. As a result the consolidated statement of operations for the three months and the nine months ended September 30, 2001 has been restated from amounts previously reported to include the historical results of operations of Molichem R&D, and to account for the merger as an issuance of Molichem R&D stock for the shares held by existing stockholders of Molichem Medicines, followed by a recapitalization. Additionally, the Company’s management determined that revenues from grants and the joint development agreement, operating expenses arising from stock compensation expense and the provision for income taxes had been improperly recorded in previously reported interim information for 2001. As a result the consolidated statements of operations for the three months and nine months ended September 30, 2001 has been restated from amounts previously reported to properly account for these transactions.

A summary of the significant effects of the restatement on the statement of operations for that period is as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	$298,028	$197,885	$564,856	$604,723
Total operating expenses	$430,807	$418,678	$2,367,451	$2,330,941
Income taxes (benefit)	$(79,702)	$—	$184,796	$39,500
Net loss	$(38,556)	$(206,272)	$(1,948,542)	$(1,726,737)
Net loss per share—basic and diluted	$—	$(0.01)	$(0.11)	$(0.10)
Weighted-average shares outstanding—basic and diluted	17,679,282	17,679,282	17,101,529	17,406,645

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

Since inception we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of respiratory diseases, and have not generated any revenues from product sales. The majority of our resources have been used in the development of Moli1901, for which we have completed Phase Ib of clinical development to determine safe dose levels in healthy patients. We began a single dose study to determine lung residence time in humans during the fourth quarter of 2002. We have initiated early Phase II clinical studies to determine the effectiveness of safe dose levels in patients with cystic fibrosis, and plan to administer Moli1901 to cystic fibrosis patients in a five day rising dose study during the first quarter of 2003. We also plan to begin a one month multiple dose safety study in cystic fibrosis patients during the second quarter of 2003.

We plan to develop a product for the treatment of sepsis and other serious illnesses based on our two compounds Moli56A (commonly known as DTPA iron (III)) and Moli56B (commonly known as Ferrioxamine B). Those compounds are currently in the early stages of development, with positive results having been demonstrated in preclinical studies in animal models. We began additional preclinical studies during the first and second quarters of 2002. To begin the regulatory process of submitting an Investigational New Drug application (IND) for Moli56A we filed a pre-IND briefing with the FDA during the second quarter. Based on the response by the FDA to that briefing we will need to conduct additional preclinical studies prior to submitting the IND. Our current plans provide for focusing our financial resources on the development of Moli1901. As a result we have delayed the initiation of additional studies for Moli56A until additional funding becomes available for that project. We thus cannot currently determine when those studies will be resumed, when the IND will be filed, or the ultimate impact of these delays on the development timeline for this compound.

The Company also intends to develop additional products based on the chemical structure of Moli1901, and initiated research during the first quarter of 2002 to develop a library of compounds based on the Moli1901 structure. That library of compounds will be screened for therapeutic value in a variety of disease models for the purpose of identifying additional qualified candidates for further development as drugs. Our efforts to develop the library of polypeptides have been delayed to use our financial resources to develop our lead compound Moli1901. Thus at present no additional activities to develop the library of compounds are underway.

In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901. Under the agreement we received $1,450,000 as an up-front non-refundable payment to provide InterMune with a worldwide co-exclusive license for the Moli1901 technology, including all information related to Moli1901 and its patents. Under this agreement, MoliChem and InterMune share equally the costs incurred subsequent to the date of the agreement related to furthering the clinical development and commercialization of Moli1901. The agreement provides for additional payments to MoliChem by InterMune for the achievement of milestones, and the sharing of revenues from product sales. The up-front payments under this agreement of $1,450,000 and a payment of $50,000 from InterMune received in 2000 in connection with our agreement not to seek another development partner for Moli1901 are being recognized as revenue ratably over the estimated 50-month period from the effective date of the agreement through the expected date the first product is approved for sale. The Company recognized as revenue $270,000 during the nine months ended September 30, 2002 related to these up-front payments.

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

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2002 and 2001

Revenue

Revenue for the three- and nine-month periods ended September 30, 2002 was $430,533 and $1,297,875, respectively. This compares to $197,885 and $604,723, respectively, for the three- and nine-month periods ended September 30, 2001. All of the revenue recognized during 2002 resulted from the joint development agreement with InterMune, Inc. We recognized revenue from reimbursement under grants from the National Institutes of Health and the Cystic Fibrosis Foundation of $265,872 for the nine-month period ended September 30, 2001. No grant revenue was recognized for the three-month period ended September 30, 2001. The remaining revenue from the joint development agreement totaled $197,885 and $338,851 for the three- and nine-month periods ended September 30, 2001, respectively.

Included in revenue from the joint development agreement is amortization of the deferred up-front payments of $90,000 and $270,000 for the three- and nine-month periods ended September 30, 2002. That amount totaled $90,000 and $150,000 for the three- and nine month periods ended September 30, 2001. We expect joint development agreement revenue to fluctuate during future quarters based on the timing and level of spending on Moli1901. We expect the costs and related revenue under the agreement to increase over time as we increase spending to advance the development of this compound,while they may fluctuate from period to period due to funding constraints and other factors.

Research and Development Costs

Research and development costs for the three-month and nine-month periods ended September 30, 2002 were $796,640 and $2,943,392, respectively. Those costs for the three months and nine months ended September 30, 2001 were $198,436 and $744,963, respectively. These costs consist primarily of payments to contract research organizations, consultants, and internal personnel costs. The significant increases during 2002 reflect the increased development activity related primarily to Moli1901 subsequent to the execution of the joint development agreement with InterMune in May 2001. Significant funds were invested in toxicology and drug substance formulation studies needed to advance to Phase II clinical trials of Moli1901. Additional human clinical studies were also being planned, and one of those studies is currently being conducted. In addition, we increased the number of internal personnel involved in advancing research on Moli11901 during late 2001 and into 2002.

We also continued preclinical research on Moli56A during 2002, and began laboratory research to develop our library of stable polypeptides based on the chemical structure of Moli1901. These initiatives generated research costs paid to outside contractors during the three months and six months ended September 30, 2002 of approximately $109,000 and $671,000, respectively. None of these activities and related costs occurred during 2001. The costs incurred for research in these areas during the three months ended September 30, 2002 represent the costs to complete studies initiated earlier in 2002.

We expect that research and development costs will continue to increase in the future, as we proceed with further stages of the clinical development of Moli1901. Research and development activities in the near future will be focused on Moli1901. Our ability to conduct additional research and development for Moli56A and Moli56B, and the library of stable polypeptides will be dependent on the availability of funding for those projects.

General and Administrative Costs

General and administrative costs for the three months and nine months ended September 30, 2002, were $178,445 and $758,669, respectively. These amounts were substantially lower than general and administrative costs for the same periods of 2001, which were $218,102 and $1,582,822 for the three months and nine months ended September 30, 2001, respectively. Included in the costs for the nine-month period ended September 30, 2001 were approximately $1,100,000 of non-cash charges for recognition of the cost of stock options issued to employees and consultants. By contrast, stock compensation charges to general and administrative expenses were only approximately $5,000 for the nine months ended September 30, 2002. The decline in stock compensation costs from 2001 is attributable to the issuance and vesting of a substantial number of options during 2001, and the relatively higher value of those options in 2001 as compared to 2002. Stock compensation costs during the three-month periods ended September 30, 2002 and 2001 were $0 and $6,000, respectively.

Exclusive of stock compensation charges, general and administrative expenses for the three months and nine months ended September 30, 2002 were $178,445 and $753,170. This compares to $212,508 and $475,269 for the three months and nine months ended September 30, 2001, respectively. The increase for the nine-month period of 2002 compared to the same period of 2001 reflects the growth in the number of employees of the Company, increased business development activity, and costs associated with our responsibilities as a public reporting entity. During 2002 we incurred significant professional fees for legal, auditing, consulting, investor relations, travel and printing services in connection with the filing of our first Annual Report on Form 10-KSB and amendments to our registration statement on Form SB-2. These reporting costs totaled approximately $444,000 for 2002, most of which occurred during the first quarter, as compared to approximately $370,000 for 2001. General and administrative expenses for the three months ended September 30, 2002 were lower than those expenses for the three months ended September 30, 2001 primarily because we incurred legal and accounting costs during 2001 related to filing our registration statement on Form SB-2. Management is focused on controlling administrative costs, and anticipates that such costs will remain at levels similar to that experienced during the third quarter of 2002, as we have developed our financial and administrative systems.

Personnel costs included in general and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $145,000 and $75,000, respectively. The number of employees increased from two at the beginning of 2001 to seven during the third quarter of 2002. The majority of the costs of those employees are associated with research activities, with a portion of the cost being allocated to general and administrative activities.

Depreciation and Amortization

Depreciation and amortization costs were nominal for the three month and nine month periods ended September 30, 2002, totaling $2,579 and $7,058, respectively. For the three month and nine month periods ended September 30, 2001 depreciation expense was $2,140 and $3,156, respectively. The Company has minor investments in property and equipment and we expect depreciation and amortization to remain a small component of our cost structure.

Loss from Operations

Loss from operations for three month and nine month periods ended September 30, 2002 was $547,131 and $2,411,244, respectively. Loss from operations for three-month and nine-month periods ended September 30, 2001 was $220,793 and $1,726,218, respectively. Non-cash stock compensation included in operating expenses producing those losses was approximately $8,000 and $30,000, respectively, for the three months and nine months ended September 30, 2002, and approximately $8,000 and $1,217,000, respectively, for the three months and nine months ended September 30, 2001. Exclusive of those non-cash charges, our losses primarily reflect the cost of increased research and development activity during 2002 and increased costs of corporate infrastructure. We anticipate that operating losses will continue and may increase until such time, if ever, that our compounds are developed, approved and successfully marketed.

Interest Expense

Interest expense for the three months and nine months ended September 30, 2002 was $316 and $1,572, respectively. This compares to $0 and $6,341 for the three months and nine months ended September 30, 2001. This decrease in interest expense from 2001 is the result of the repayment during the second quarter of 2001 of the loan from the North Carolina Biotechnology Center. We are not currently financing our operations with borrowings, and expect interest costs, which are miscellaneous finance charges, to be minimal during the remainder of 2002.

Interest Income

Interest income for the three months and nine months ended September 30, 2002 was $3,215 and $15,556, respectively. For the three months and nine months ended September 30, 2001 interest income was $14,521 and $45,322, respectively. These decreases are primarily due to the decrease in short-term interest rates and a decrease in cash and cash equivalents balances, from 2001 to 2002. Our levels of invested cash and the interest rate environment will have an impact on investment income in the future.

Income Taxes

We report income and expenses on the cash basis for income tax purposes, file separate returns for MoliChem Medicines and MoliChem R&D for state income tax purposes, and file a consolidated return for federal income tax purposes. We anticipate that the Company will incur losses in future periods for both financial reporting and tax purposes, and do not expect significant income tax expenses or benefits until the Company achieves profitability. We reported an income tax benefit of $16,375 and $23,125 for the three months and nine months ended September 30, 2002, respectively. Benefits of $3,375 and $10,125 for the three-month and nine-month periods ended September 30, 2002, respectively, represent a prorata estimate of federal income tax expense of 2001 that will be recovered in 2002 through loss carry backs. We also recognized the reduction of recorded state income tax liabilities of $13,000 during the three months ended September 30, 2002 to revise the previously accrued tax liability after filing the related income tax return during that quarter. Income tax expense was $0 and $39,500 for the three months and nine months ended September 30, 2001, related primarily to cash basis recognition for tax purposes of $1,450,000 received from InterMune during the second quarter of 2001.

Liquidity and Capital Resources

Until 2001 our operations were primarily funded by government grants and third-party and related party loans. Management does not expect these sources to provide significant cash in the future, although we would seek additional grant funding if that funding source appears advantageous to the Company. We expect to generate revenue during the next several years primarily from cost-sharing and milestone payments from our collaborative agreement with InterMune. In addition to this revenue source, we will need to raise significant amounts of additional capital during the next several years in order to successfully bring our products to market and to execute our strategy.

The Company’s financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in those financial statements, the Company had cash and cash equivalents of $665,745 as of September 30, 2002, which is expected to fund its operations through December 2002. These circumstances raise substantial doubt as to the Company’s ability to continue to operate as a going concern. The Company’s ability to continue as a going concern is primarily dependent on its ability to obtain additional financing by the end of December 2002, and in the longer term, to successfully develop its products, obtain Food and Drug Administration approval of and successfully market is products.

The Company plans to pursue additional equity financing to fund the cost of its basic infrastructure and its research and development activities. In the event the Company is unable to obtain additional financing within a short period of time it intends to reduce the scope of its development activities and the corresponding operating costs to a level that will permit existing capital resources to finance its operations until such additional resources become available. Management of the Company may implement a number of alternative business plans that it believes would generate revenue from a variety of activities, including the securing of additional grants. However, no assurance can be given that the amounts and timing of the revenue, if any, generated by such alternative plans would be sufficient to permit the Company to continue to operate for a year beyond September 30, 2002. The Company’s actual cash requirements might differ from those currently anticipated for a number of reasons, including the status of product development, the time and cost involved in conducting our preclinical research and clinical trials, developments in competing products and other factors.

Management may also deem it necessary to reduce its spending on research and development until additional financing is secured. Such a reduction in research and development spending would likely have a negative impact on the Company’s ability to advance the development of its products, and could ultimately delay the submission of its products to the FDA for marketing approval, and, if approved, the timing of successful introduction of those products to the market. In the event that the Company is unable to fund its 50 percent share of the development cost for Moli1901 under the InterMune agreement, the Company’s share of net profits from the sale of Moli1901, if it is approved for sale, would be reduced. The Company’s future cash requirements might differ from those currently planned because of uncertainties inherent in the business of drug development and commercialization.

The Company has certain financial commitments and contractual obligations that require us to incur expenses in the future. We are committed under a premises lease for our corporate headquarters that obligates us to total payments of $77,000 in 2002, $80,300 in 2003, and $51,500 in 2004. In addition, several research and development studies are currently in process that require progress payments and payment upon completion of the studies. As of September 30, 2002 the total of those commitments was approximately $750,000. The activities associated with these commitments will be completed, and payments will be due during a period of one to six months following September 30, 2002. The majority of these commitments are for costs that would be subject to the cost sharing provisions of the InterMune agreement such that 50 percent of those costs would be paid by InterMune.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.	Description
11	Statement of Computation of Per Share Earnings

99	Sarbanes-Oxley Act Section 906 Certification

(b)	Reports on Form 8-K:

On September 26, 2002, we filed a Form 8-K to file a press release announcing the presentation of clinical trial data on Moli1901 at the Sixteenth Annual North American Cystic Fibrosis Foundation Conference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002	By: /s/ Luis Molina
Luis Molina, Ph.D. President, Chief Executive Officer (Principal Executive Officer) and Director

Date: November 14, 2002	By: /s/ Richard E. Martin
Richard E. Martin Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Luis Molina, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MoliChem Medicines, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Luis Molina
Luis Molina, Ph.D. Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard E. Martin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MoliChem Medicines, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Richard E. Martin
Richard E. Martin Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Statement of Computation of Per Share Earnings*

99	Sarbanes-Oxley Act Section 906 Certification

*	Included in financial statements filed herewith.