Form 10KSB
period 2002-12-31
MOLICHEM MEDICINES INC
filed 2003-05-20
CIK 1143932

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

                       300 St. Sacrement Street, Suite 414
                            Montreal, Quebec H2Y 1X4
          (Address of principal executive offices, including zip code)

                                      (514)
                             286-0909 (Registrant's
                                telephone number,
                              including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IIII of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on May 15, 2003 (based on the closing sale price of US $.02 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $93,600. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's common stock outstanding on
                          May 15, 2003 was 24,179,287.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE

Forward-Looking Information................................................    3

PART I

   Item 1.  Business.......................................................    3

   Item 2.  Property.......................................................    4

   Item 3.  Legal Proceedings..............................................    4

   Item 4.  Submission of Matters to a Vote of Security Holders............    5

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters.......    5

   Item 6.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................    6

   Item 7.  Financial Statements...........................................   11

   Item 8.  Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure.....................................   11

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............   12

   Item 10. Executive Compensation.........................................   14

   Item 11. Security Ownership of Certain Beneficial Owners and Management.   16

   Item 12. Certain Relationships and Related Transactions.................   17

   Item 13. Exhibits and Reports on Form 8-K...............................   18

   Item 14. Controls and Procedures........................................   19

FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act. The words "anticipates," "believes," "estimates," "expects," "plans," "might," "intends" and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying such statements. The forward-looking statements in this document and in documents we incorporate by reference reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements.

                                     PART I

ITEM 1.        BUSINESS

OVERVIEW OF BUSINESS AND SIGNIFICANT RECENT DEVELOPMENTS

         Since our inception, we have had no operating revenues. As of December 31, 2002 we had an accumulated deficit of $4,465,259. We were unable to adequately fund or complete the development of any of our proposed products and anticipated that we would continue to incur operating losses until such time, if ever, that our compounds were fully developed, approved and successfully marketed. Consequently, subsequent to the period covered by this Report, in May 2003, we entered into a series of transactions involving changes in our management and the sale of our operating subsidiary, Molichem R&D, Inc., including all of our assets and liabilities, to a corporation owned by former officers, directors and shareholders of ours. Effective May 5, 2003, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Gilles Cloutier, ("GC") Jean Guy Lambert ("JGL") Group Intercapital, Inc., ("GIC") Gestion CM 2000, Inc., ("Gestion") David Lambert, ("DL") and Chantal Lambert ("CL"). In consideration of the Stock Purchase Agreement, JGL, GIC, Gestion, DL and CL (singly and collectively the "Purchasers") placed $100,000 in escrow to fund expenses related to our reorganization including, but not limited to, payments to our former auditors, former corporate securities counsel, patent and trademark counsel, new auditors, and new corporate and securities counsel. The Stock Purchase Agreement further provided for the issuance of an aggregate of 5,500,000 restricted shares of our common stock to the Purchasers (the "Funding Shares"), the resignation of Luis Molina as our president and CEO and Richard Martin as our CFO, and the appointment of Gilles Cloutier as our sole executive officer and as director. The Funding Shares were given anti-dilution rights with respect to any reverse stock splits or recapitalizations effected by us before May 5, 2004. In the event any reverse stock splits or recapitalizations are effected by us before May 5, 2004, the Funding Shares will not be reduced in number by more than 50%, such that as of May 5, 2004, the number of Funding Shares outstanding shall not have been reduced to less than 2,750,000.

         Effective May 6, 2003 we entered into a Stock Exchange Agreement (the "Stock Exchange Agreement") with Molichem R&D, Inc. ("MRD"), our then wholly owned operating subsidiary and Lantibio, Inc., a corporation owned by former officers, directors and principal shareholder of ours. The Stock Exchange
Agreement provided for our sale of MRD to Lantibio in exchange for the 13,379,282 shares of our common stock owned by Lantibio (the "Lantibio Shares") and the grant of a non-exclusive, 10 year US License from MRD to us relating to products, to be used in the field of treating septic shock in non-human mammals, containing the iron containing compounds Moli56A (commonly known as DTPA iron
(III)) and Moli56B (commonly known as Ferrioxamine B).

         Immediately prior to the sale of MRD, all of our assets and liabilities were assigned to and assumed by MRD. Pursuant to the Stock Exchange Agreement the Lantibio Shares were delivered to us for cancellation, the License Agreement was executed, and an aggregate of 1,637,114 of our then outstanding 1,767,860 stock options were cancelled. The cancelled stock options represented all stock options owned by Luis Molina, Terry Williams, Richard Franco, Richard Martin, Ronald Keeney, Jacques Gagne, Vatche Tchakmakian, Gilles Cloutier, Jean Guy Lambert and Claude Gendron. The Lantibio Shares have not yet been cancelled but will be cancelled as soon as practicable following receipt of additional documentation from Lantibio necessary to effect the cancellation. In furtherance of the Stock Exchange Agreement, we have also agreed to change our name to a name that does not include the words or phrases "Molichem", "Moli", or "Lantibio".

         The License Agreement made as of May 6, 2003 between MRD as Licensor and us as Licensee provided for the grant of a 10 year non-exclusive license to us to develop, market and sell products incorporating Moli56A and Moli56B with respect to the treatment of septic shock in non-human mammals. In consideration of the grant of the license, we are obligated to pay MRD (i) a licensing fee of $1 per year (the "Licensing Fee); (ii) an annual royalty equal to 6% of our net sales related to the licensed technology (Royalties"); (iii) a one time continuation payment of $500,000 payable on the first anniversary of the License Agreement (the "Continuation Payment"); and (iv) a one time milestone payment of $2,000,000 payable within 60 days of a product incorporating the licensed technology being approved in the field of use covered by the license, but in no event prior to the first anniversary of the License Agreement (the "Milestone Payment"). The License Agreement is subject to cancellation in the event we become insolvent, our assets are placed in the hands of a receiver, our assets are assigned for the benefit of creditors, we become the subject of bankruptcy proceedings, we take actions that publicly damage or reflect adversely on Licensor, or we fail to make payment of Licensing Fees, Royalties, the Continuation Payment or the Milestone Payment when due. Licensor's sole remedy for our failure to make the Continuation Payment or the Milestone Payment shall be to cancel the License Agreement. We can offer no assurance that we will be able to exploit the license, achieve revenues from the License Agreement or that we will be able to make the Milestone Payment or Continuation Payment when due.

         Prior to the Stock Exchange Agreement, we operated as an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. Our research and development efforts were focused on developing several compounds as described below.

         Our lead product candidate, Moli1901 (commonly known as Duramycin), was intended for the treatment of mucus plugging in airways. This condition is present in many diseases in which the respiratory system airways are obstructed, frequently referred to as obstructive respiratory diseases. Among the causes of these diseases is the inability of the tissues in the airways, including the lungs, to maintain proper liquidity of the mucus so that it can be cleared through normal respiratory system functions. Moli1901 might correct the cause of the creation of mucus plugs by activating an alternative pathway for chloride and water transport through the cells lining the airways to facilitate proper hydration of the mucus. The chronic formation of mucus plugs caused by abnormal chloride and water transport causes the lung disease cystic fibrosis. Moli1901 has shown significant mobilization of chloride in the cells lining the nasal passages, referred to as the nasal epithelium, and has been well tolerated by the patients. During 2002 we completed certain Phase I clinical studies, and initiated Phase II clinical development activities.

         Our secondary product candidates were the iron-containing compounds Moli56A and Moli56B. These product candidates were also covered under our patents, and were indicated for use in conditions that are caused by overproduction of free radicals. Treatment opportunities may include organ damage caused by septic shock, and the reversal of nitric oxide over-production associated with a variety of additional human disorders.

         Our third area of focus was the creation of a library of compounds similar to Moli1901 with diverse therapeutic potential in treating respiratory malfunctions with antibiotics. We believe the structure of Moli1901 offers potential for the creation of chemical diversity as a member of the family of compounds known as lantibiotics. Lantibiotics are compounds similar, at the molecular level, to Moli1901 that also have antibiotic properties and contain an unusual amino acid known as lantionine. During 2002 we began to create a library of lantibiotic compounds with diverse therapeutic potential in treating respiratory infection with antibiotics.

         During 2002 a significant change in our operations occurred as described below.

TERMINATION OF INTERMUNE JOINT DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

            In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901 (the "Agreement"). Under the terms of the Agreement, we and InterMune, Inc. shared the rights to the Moli1901 technology, and each party contributed 50 percent of the research and development costs related to Moli1901. The Agreement also provided for payments to us by InterMune, Inc. upon the attainment of certain milestones. In December 2002 the Agreement was terminated and we obtained exclusive rights to the Moli1901 technology in exchange for the release of InterMune, Inc. of all obligations under the Agreement. We also assumed certain financial obligations that would have been shared under the Agreement.

ITEM 2.        PROPERTY

         We presently utilize approximately 300 square feet of office space at 300 St. Sacrement Street, Suite 414, Montreal, Quebec H2Y 1X4 provided to us on a rent free basis by Claude Gendron, a principal shareholder of ours.

ITEM 3.        LEGAL PROCEEDINGS

         We are not presently a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Over-the-Counter Bulletin Board in January 2002 under the symbol "MLCM". Prior to Bulletin Board trading our stock was traded on the Pink Sheets. Prior to our trading on the Pink Sheets, there was no public market for our stock.

         As of March 31, 2003, there were approximately 130 beneficial stockholders of our common stock. We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no intention to pay cash dividends on our common stock.

         The following table presents the high and low closing bid prices for our common stock for the periods indicated. The quotations were obtained from Pink Sheets LLC and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                        HIGH           LOW
            2002
            Fourth Quarter................             $ .30          $ .04
            Third Quarter.................             $1.30          $ .25
            Second Quarter................             $2.05          $1.30
            First Quarter.................             $2.95          $2.00

            2001
            Fourth Quarter................             $2.85          $1.40
            Third Quarter.................             $3.40          $1.90
            Second Quarter................             $4.75          $2.60
            First Quarter.................             $3.25          $ .87

ISSUANCE OF UNREGISTERED SECURITIES

         During 2001 we granted to seven employees and directors options to purchase a total of 1,760,000 shares of common stock at a price of $1.50 per share, and granted to six non-employees options to purchase 268,000 shares of common stock at prices ranging from $1.50 per share to $3.50 per share. The issuance was exempt from registration under Section 4(2) of the Securities Act.

         On May 14, 2001 a former advisor to us exercised options to purchase 10,000 shares of common stock at a price of $.0013 per share, providing total proceeds of $13. Those options were granted prior to 2001. The issuance was exempt from registration under Section 4(2) of the Securities Act.

         In January 2001, we issued 1,000,000 units, each unit consisting of one share of common stock and one common stock purchase warrant in a private placement for $1,500,000. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $1.50. The issuance was exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock and warrant certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. All 1,000,000 of the unit warrants were exercised in January 2002.

         In connection with our acquisition of MRD in 2001, we issued 13,369,282 shares of common stock to the stockholders of MRD. The issuance was exempt from registration under Section 4(2) of the Securities Act. Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and could not be sold or otherwise transferred unless registered or pursuant to exemption therefrom.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have granted options to purchase shares of our common stock to our employees, officers, directors and consultants. The following table summarizes information regarding our stock option plan as of May 14, 2003.

--------------------------------------------- ------------------------------------------ -------------------------------------------
Plan category                                 Number of securities to be issued upon     Weighted-average exercise price of
                                              exercise of outstanding options,           outstanding options, warrants and rights
                                              warrants and rights


                                              (a)                                        (b)
--------------------------------------------- ------------------------------------------ -------------------------------------------
Equity   compensation   plans   approved  by               Not Applicable                                   N/A
security holders                                               ("N/A")
--------------------------------------------- ------------------------------------------ -------------------------------------------
Equity  compensation  plans not  approved by                   130,746                                      $.30
security holders
--------------------------------------------- ------------------------------------------ -------------------------------------------
Total                                                          130,746                                      $.30
--------------------------------------------- ------------------------------------------ -------------------------------------------


--------------------------------------------- ------------------------------------------
Plan category                                  Number of securities remaining available
                                               for future issuance under equity
                                               compensation plans (excluding securities
                                               reflected in column (a))
                                               (c)

---------------------------------------------  ------------------------------------------
Equity   compensation   plans   approved  by                      N/A
security holders
---------------------------------------------  ------------------------------------------
Equity  compensation  plans not  approved by                   2,559,254
security holders
---------------------------------------------  ------------------------------------------
Total                                                          2,559,254
---------------------------------------------  ------------------------------------------

In connection with the sale of MRD in May 2003, 1,637,114 of the outstanding options were cancelled, leaving 130,746 outstanding at that date.

The material features of our stock plan are described in Note 7 to our financial statements included with this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. In May 2003 we exchanged all of the stock of our subsidiary Molichem R&D, Inc. for 13,379,282 shares of our stock owned by Lantibio, Inc., a company owned by the former president and certain former shareholders of ours. We also received a non-execlusive license to develop, market, and sell certain products incorporating Molichem, R&D, Inc.'s compounds Moli56A and Moli56B. Prior to the exchange, all of the assets and liabilities of Molichem Medicines, Inc. were transferred to Molichem R&D, Inc. This sale of our operating subsidiary brought to an end our proposed business as a pharmaceutical company. Accordingly, the discussion below is primarily of historical significance only.

BACKGROUND

         We were incorporated in the state of Delaware on July 20, 1998 under the name of Cortez Development, Ltd. ("Cortez"). Our name was changed to MoliChem Medicines, Inc. on February 21, 2001, following a reverse merger effected on January 18, 2001. On January 18, 2001, MRD acquired Cortez in a reverse merger in which MRD was the accounting acquirer and Cortez was the legal acquirer. MRD was incorporated in the state of North Carolina on December 21, 1995 under the name of MoliChem Medicines, Inc. Its name was changed to MoliChem R&D, Inc. on April 6, 2001.

         MoliChem Medicines, Inc. has had no operations or revenues since its inception and, since the acquisition of MRD, MoliChem Medicines, Inc. has been a holding company only. All of MoliChem Medicines, Inc.'s research and development activities have been conducted by MoliChem R&D. Accordingly, the terms "we", "us", "our", and similar terms refer to the entities MoliChem Medicines, Inc. and MoliChem R&D, Inc. on a consolidated basis, unless the context requires otherwise.

SIGNIFICANT DEVELOPMENTS IMPACTING OPERATIONS

TERMINATION OF INTERMUNE JOINT DEVELOPMENT AND COMMERCIALIZATION AGREEMENT

            In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901 (the "Agreement"). Under the terms of the Agreement we and InterMune shared the rights to the Moli1901 technology, and each party contributed 50 percent of the of research and development costs related to Moli1901. The Agreement also provided for payments to us by InterMune upon the attainment of certain milestones. In December 2002 the agreement was terminated and we obtained exclusive rights to the Moli1901 technology in exchange for the release of InterMune of all obligations related to the Agreement. We also assumed certain financial obligations that would have been shared under the Agreement.

RESEARCH AND DEVELOPMENT ACTIVITIES

         Since we began operations in December 1995, through MRD we devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of pulmonary diseases and generated no revenues from product sales. In addition, we engaged in development activities for a product for the treatment of sepsis based on our two compounds Moli56A and Moli56B. We had one product candidate, Moli1901 (commonly known as Duramycin), in Phase I clinical trials, while Moli56A and Moli56B were in the pre-clinical trials stage of development. We also began research to develop additional products based on the structure of Moli1901, but no additional products were ever developed by us.

DEVELOPMENT OF MOLI1901

         The majority of our resources were used in the development of Moli1901. Moli1901 is currently in Phase I of clinical development to determine safe dose levels in healthy patients. We initiated Phase II clinical studies to determine the effectiveness of safe dose levels in patients with cystic fibrosis during the fourth quarter of 2002. Prior to the assignment of the Moli 1901 technology to MRD, we estimate that approximately $10 million was spent on its preclinical development. During the two year period ended December 31, 2002 we spent approximately $4,800,000 in developing Moli1901. The majority of the development costs incurred during 2001 and 2002 were shared with InterMune, Inc. under the joint development and commercialization agreement until the termination of that agreement during the fourth quarter of 2002.

DEVELOPMENT OF MOLI56A AND MOLI56B

         During 2002 we initiated development activities for Moli56A for the treatment of sepsis. Both Moli56A and Moli56B are in the early stages of development, with positive results having been demonstrated in preclinical studies in animal models. Additional preclinical studies, including toxicology studies, were initiated for Moli56A during the second quarter of 2002. Further development of that compound was stopped during the fourth quarter of 2002 to conserve financial and other resources for the development of Moli1901.

         Prior to the sale of MRD, we estimate that approximately $1 million was spent on the preclinical development of Moli56A and Moli56B. During the year ended December 31, 2002 we spent approximately $495,000 related to the development of Moli56A and Moli56B.

SIGNIFICANT SOURCES OF REVENUE

GRANT REVENUE

         Prior to 2001, our revenues were derived from grants from the Cystic Fibrosis Foundation and the National Institutes of Health to develop Moli1901 for the treatment of cystic fibrosis. Grant revenue was $0 in 2002 compared to $265,872 in 2001 and $759,575 in 2000. Through December 31, 2002, we received a total of approximately $1,717,000 in revenue under these grants. Our primary source of revenue was derived from payments from InterMune, Inc. for the sharing of development costs related to Moli1901.

REVENUE FROM JOINT DEVELOPMENT AGREEMENT

         In the second quarter of 2001 we entered into an agreement with InterMune, Inc. for the joint development and commercialization of Moli1901 under which we received $1,450,000 as an up-front non-refundable payment. This payment provided InterMune with a worldwide co-exclusive license for the Moli1901 technology, including all information related to Moli1901 and its patents. . Under this agreement, we and InterMune, Inc. agreed to share costs incurred subsequent to the date of the agreement related to furthering the clinical development and commercialization of Moli1901. The agreement also provided for additional payments to us by InterMune, Inc. for the achievement of certain milestones, and the sharing of revenues from product sales. Prior to the termination of the Agreement in December 2002, the up-front payments under this agreement of $1,450,000 and a payment from InterMune, Inc. received in 2000 in connection with our agreement not to seek another development partner for Moli1901 of $50,000 were being recognized as revenue ratably over the estimated fifty-month period from the effective date of the Agreement through the expected date our first product was approved for sale.

Upon  termination  of  the  Agreement,   the  remaining   deferred  revenue  was
recognized.

         Under the Agreement, we and InterMune, Inc. shared equally the costs of developing Moli1901. Those costs included agreed-upon costs incurred internally, such as personnel costs, and amounts paid to external organizations with whom we or InterMune, Inc. had contracted to perform research and development activities. We recognized revenue attributable to the amortization of the upfront payments and shared product development costs as follows:

                                                               INCEPTION TO
                                                               DECEMBER 31,
                                       2002          2001         2002

Amortization of up front payments   $1,260,000   $  240,000   $1,500,000
Shared product development costs     1,364,385      435,500    1,799,885
                                    ----------   ----------   ----------
Total                               $2,624,385   $  675,500   $3,299,885
                                    ==========   ==========   ==========

MILESTONE PAYMENTS AND PRODUCT REVENUES

         We were entitled to receive additional revenues related to each product developed under the agreement with InterMune, Inc. as certain milestones in the development of Moli1901 were achieved. No milestone payments were ever earned or received.

SIGNIFICANT ELEMENTS OF COST

         Through December 31, 2002 our expenses consisted primarily of costs incurred in research and development related to Moli1901, and general and administrative costs associated with our operations.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs included primarily costs related to the development of Moli1901, Moli56A and development costs related to our library of stable polypeptides. These costs consisted primarily of amounts paid to outside contractors for the manufacture and testing of the Moli1901 compound, toxicology studies, consultation regarding regulatory and other matters, and the conduct of clinical research studies. Research and development costs also included the cost of our personnel involved in product development, the legal and other costs incurred to secure and maintain our intellectual property, and indirect costs associated with our research activities. We did not operate research or manufacturing facilities, and thus internal facility costs associated with our product development efforts were historically immaterial.

GENERAL AND ADMINISTRATIVE COSTS

         The major components of general and administrative costs were personnel costs, infrastructure costs such as rent and utilities, legal and professional fees related to general corporate matters, accounting fees, and travel costs. The largest single component of general and administrative costs during 2001 was compensation expense related to the granting of stock options to employees and others, many of which were fully vested at the grant date. Compensation expenses related to stock options was a minor component of general and administrative costs during 2002. During 2002, general and administrative costs were mainly attributable to salaries and professional services for legal and accounting activities.

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

         Management believes that the following critical accounting policies, among others, are affected by assumptions and estimates used in the preparation of financial statements.

REVENUE RECOGNITION

         Our largest source of revenue was generated from a collaborative development arrangement with InterMune, Inc. for the joint development and commercialization of Moli1901, under which we received up-front payments and cost-sharing payments for research and development. Prior to the termination of the InterMune, Inc. agreement, the up-front payments were recognized as revenue ratably over the expected product development period. Upon termination of the Agreement during 2002, all deferred revenue related to the agreement were recognized. Revenue from cost sharing payments due to us were recognized as the costs covered by the agreement were incurred.

         Revenue from grants was recognized as costs qualified for reimbursement under the grant were incurred and requests for reimbursement were made to the grantor.

RESEARCH AND DEVELOPMENT COSTS

         Research  and  development   costs  included  the  cost  of  personnel,
supplies, contracted services, and the cost of infrastructure associated with research and development activities. These costs were expensed as incurred.

STOCK-BASED COMPENSATION

         We grant stock options to employees and non-employees for services. The expense associated with employee and board of director grants have been valued based on an intrinsic value method and non-employee grants valued using the Black-Scholes option pricing model. The Black-Scholes pricing model takes into account several significant assumptions, such as volatility and risk-free interest rates. Options associated with future services are revalued at each balance sheet date until vested.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

         Income taxes have been accounted for under the asset and liability method. Deferred tax assets and liabilities have been recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities have been measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences were expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates has been recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not that we will be unable to utilize deferred income tax assets in the future. We provided a valuation allowance of $2,715,000 and $1,143,000 against deferred tax assets as of December 31, 2002 and 2001, respectively. We considered all of the available evidence in making our determination of the appropriate carrying amount of the net deferred tax asset.

FINANCIAL POSITION

         Our financial position changed significantly from December 31, 2001 to December 31, 2002. In January 2002 we received $1,500,000 when warrants to acquire 1,000,000 shares of our stock at $1.50 per share were exercised. During 2002 we also received cash payments of $1,799,885 in connection with the joint development agreement with InterMune, of which $435,500 was in accounts receivable at December 31, 2001. We invested heavily in research and development during 2002, with research and development costs increasing from $1,338,729 in 2001 to $3,984,196 in 2002. Our operating activities used cash of $2,662,046 in 2002, compared to providing cash of $145,612 in 2001. The increase in these expenses resulted in cash equaling $304,178 at December 31, 2002 compared to $1,481,881 at December 31, 2001.

         Accounts payable and accrued liabilities exclusive of income taxes increased from $380,373 at December 31, 2001 to $839,392 at December 30, 2002, reflecting increased levels of product development and general and administrative spending.

         Deferred revenue in connection with our agreement with InterMune totaling $1,260,000 is presented within the liabilities section of our balance sheet at December 31, 2001. Deferred revenue was fully recognized upon termination of the agreement with InterMune during 2002, eliminating deferred revenue from the 2002 balance sheet.

         The  cash  related  to  the   exercise  of  warrants   along  with  the
amortization of deferred stock compensation of $272,033 during 2002 were the primary factors that increased additional paid in capital from $2,873,709 at December 31, 2001 to $4,043,243 at December 31, 2002.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

         Revenue totaled $2,624,385 during 2002 and $941,372 during 2001. We recognized no grant revenue during 2002 compared to $265,872 during 2001, the result of the completion of activities under existing grants. Revenue of $2,624,385 was recognized during 2002 in connection with the collaborative agreement with InterMune, Inc., comprised of $1,364,385 in cost sharing payments related to the development of Moli1901 and the recognition of $1,260,000 of the $1,500,000 in up-front payments received from InterMune. Because this Agreement was terminated and because of the acquisition subsequent to year end of MRD, our operating subsidiary, we currently have no revenue producing activities, and thus cannot anticipate the amount or source of future revenue in the near term.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs were $3,984,196 in 2002 and $1,338,729 during 2001. These expenses consisted primarily of payments to contract research organizations, consultants, and personnel costs. These costs increased consistent with the level of activity related to clinical trials and production and testing of Moli1901. Research and development costs increased significantly as we continued development of Moli1901, as well as Moli56A, and the development of our library of stable polypeptides. These costs will be very limited in the future until we raise additional funds, implement a development plan for the license agreement executed in connection with the sale of MRD, or acquire additional technologies for development.

GENERAL AND ADMINISTRATIVE COSTS

         General and administrative costs were $911,541 in 2002 and $1,842,699 in 2001. In 2001, the largest component of this category of costs was stock compensation expense, with $1,118,481 of the total stock compensation of $1,234,114 being allocated to general and administrative costs. There were no options granted during 2002 and $5,499 of stock compensation expense was recognized during that period. Excluding stock compensation, salaries increased by approximately $115,000 to $287,286 and accounting costs increased by approximately $97,000 to $224,223. The 2002 salary costs represented a full year of expense compared to approximately six months of expense in 2001. The increase in accounting costs were related to a full year expense in 2002 for contract accounting and finance professionals compared to six months of those costs in 2001, as well as increased audit fees related to a public reporting entity.

      General and administrative costs increased with the growth of our activities, and the costs inherent in the administration of a public reporting entity.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization costs remained minimal at $10,070 in 2002 and $4,547 in 2001. We had minor investments in property and equipment and intangible assets.

LOSS FROM OPERATIONS

         Loss from operations increased from $2,244,603 in 2001 to $2,281,422 in 2002. The increased research and development and general and administrative costs experienced during 2002 was offset by increased revenue, in particular the recognition $1,260,000 of deferred revenue resulting from the termination of the InterMune, Inc. agreement.

INTEREST EXPENSE

         Interest expense decreased to $2,088 in 2002 from $6,341 in 2001. This decrease was the result of the repayment during 2001 of the loan from the North Carolina Biotechnology Center.

INTEREST INCOME

         Interest income decreased from $64,821 in 2001 to $17,374 in 2002. This decrease resulted from the lower interest-bearing deposit balances and lower short-term interest rates.

INCOME TAXES

         We recognized an income tax benefit totaling $26,500 during 2002 from the recognition of the benefit of Federal loss carry backs, and the reduction of estimated accrual for state income tax liability. Income taxes of $39,500 in 2001 represented estimated federal and state income taxes incurred primarily as a result of the receipt of up-front payments from InterMune, Inc. We reported income and expenses on the cash basis for income tax purposes, and filed separate returns for MoliChem Medicines, Inc. and MRD for state income tax purposes, and combined returns for federal income tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         As  discussed  above,  the  sale of MRD  subsequent  to year  end,  the resulting license agreement, and the termination of our joint development agreement with InterMune, Inc. has significantly changed our business strategy. Currently, the scope of our operations is significantly reduced, and we anticipate significantly reduced costs of operations given our current structure. However, we anticipate the need to raise additional capital during 2003 to maintain our status as a public reporting company, and to develop and execute a business plan that may include the acquisition of additional technologies or entities. This may involve sales of our equity or debt securities in merger or acquisition transactions.

         We incurred a net loss of $2,239,636 in 2002, and we have incurred losses since our inception of $4,906,003. We currently have no planned sources of revenue and expect to continue to incur losses in the future.

         At December 31, 2002 we had certain commercial commitments and contractual obligations that required us to incur expenses in the future. Subsequent to December 31, 2002 these commitments were transferred to Lantibio, Inc. in connection with its acquisition of MRD.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company has evaluated the impact of the adoption of these standards and does not believe that their adoption will have an impact on its financial position and results of operations.

         In  December  2002,  the FASB  issued  SFAS  No.  148,  Accounting  for
Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transaction and disclosure requirements of this statement are effective for the Company's fiscal year 2002, and the required disclosures are presented in the notes to the financial statements that accompany this report.

         This statement was effective for the Company beginning January 1, 2002. The adoption of this statement had no impact on its consolidated financial statements.

ITEM 7.        FINANCIAL STATEMENTS

         The financial statements and reports of independent auditors are included herein immediately following the signature page to this report. See
Item 13 for a list of the financial statements included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Deloitte & Touche, LLP was our independent certifying accountant for the fiscal year ended December 31, 2001. On April 4, 2003, they were dismissed by us and we subsequently engaged Rogoff & Company, 275 Madison Avenue, New York, New York 10017, as our certifying accountant for the fiscal year ending December 31, 2002. Rogoff & Company had served as our independent certifying accountant for the fiscal year ended December 31, 2000. The dismissal of Deloitte & Touche, LLP and appointment of Rogoff & Company, P.C. was approved by our board of directors. The change in auditors was made in conjunction with our reorganization.

         The report of Deloitte & Touche, LLP on our financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability to complete our development programs and, ultimately, the attainment of profitable operations which is dependent upon future events, including obtaining adequate financing to fulfill our development activities, obtaining regulatory approval, and achieving a level of revenue adequate to support our cost structure.

         In connection with the audit of the fiscal year ended December 31, 2001 and during the subsequent interim period through April 4, 2003, there were no disagreements between us and Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Deloitte & Touche, LLP to make reference to the subject matter of disagreement in connection with their reports.

         In connection with the audit of the fiscal year ended December 31, 2001 and during the subsequent interim period through April 4, 2003, Deloitte & Touche, LLP did not advise us that:

          o Internal controls necessary for us to develop reliable financial statements did not exist;

          o Information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

          o There was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report;

          o Information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

         On February 6, 2002, we dismissed our auditor, Rogoff & Company, P.C., 275 Madison Avenue, New York, New York 10016, and appointed Deloitte & Touche, LLP, Raleigh, North Carolina, as our new auditor. The principal reports prepared by Rogoff & Company, P.C. on our financial statements for the two years ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         The Audit Committee of our Board of Directors recommended the change in auditors. The chief criterion for the change in auditors was to engage an auditor with offices in North Carolina, where we were located, and such decision was not based upon any disagreements with Rogoff & Company, regarding accounting principles, financial statement disclosure, or auditing scope or procedures.

         There were no disagreements between us, our management and Rogoff & Company during the two fiscal years ended December 31, 2000 and any subsequent interim period preceding the engagement of Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of a nature which, if not resolved to the satisfaction of Rogoff & Company, would have caused Rogoff & Company to make reference in connection with its report to the subject matter of the disagreements.

         During the two fiscal years ended December 31, 2000 and the interim period through February 6, 2002, neither we, our management, any member of our Board of Directors, nor any other party acting on our behalf consulted with Deloitte & Touche regarding the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on our financial statements; or any other matter that was the subject of a disagreement with Rogoff & Company, or any reportable event (as defined in Item 304(a) (1) (v) of Regulation S-K) reported to us by Rogoff & Company.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

         Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal.

         In an effort to manage costs, all employment arrangements were terminated effective December 20, 2002. Thereafter our operations were managed by certain members of our Board of Directors under the authority of the Board. During December 2002, Gilles Cloutier resigned his positions as our Chief Business Officer and Chairman of the Board, and Luis Molina assumed the role of Chairman. Jacques Gagne resigned from the board in December 2002, and Vatche Tchakmakian resigned from the board in February 2003.

         In connection with the sale of MRD, Inc. in May 2003 Gilles Cloutier was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, Luis Molina resigned as our President, Chief Executive Officer and as a Director, Richard Martin resigned as our Chief Financial Officer and Ronald Keeney resigned as a Director. At the present time, Mr. Cloutier is our sole employee.

         The members of our Board of Directors and executive  officers as of May
14,  2003,  together  with  their  respective  ages  and  certain   biographical
information, are set forth below.

         NAME                    AGE                     POSITION
         ----                    ---                     --------
         Gilles Cloutier         58           President, Treasurer, Secretary,
                                              and Director

         Gilles Cloutier, Ph.D. Dr. Cloutier served as our Chief Business Officer, Chairman of the Board and a director of MoliChem Medicines and MRD from January 2001 until December 2002. As of May 5, 2003 he is serving as our sole officer and director. He was the Executive Vice President of Business Development of United Therapeutics Corporation, and one of its founders from 1997 to 2001. Dr. Cloutier has over thirty years of experience in the pharmaceutical industry and contract research organizations providing strategic support to the biotechnology and pharmaceutical industries. As Vice President of Cato Research (1992-1997), Dr. Cloutier founded Cato Pharma Canada and led his team to the successful preparation of numerous orphan drug applications, investigational new drug applications, new drug applications, and a new drug study. At Quintiles, Inc. (1990-1992), he served as Vice President of Clinical Operations. During his 13 years at Burroughs Wellcome Co. (1976-1990), Dr. Cloutier headed the Department of Medical Services, after leading the Neurology/Anesthesiology Section. He has served as Professor at both the University of Montreal, the University of North Carolina, and the University of Colorado Medical Center. Dr. Cloutier has served as President and Trustee of the Associates of Clinical Pharmacology and is on the Board of Directors of the Epilepsy Foundation of America. Dr. Cloutier graduated from the University of Montreal with a Ph.D. in Pharmacology and has made numerous presentations and has 33 publications.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION

         The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2002 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2002 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2002 that received annual compensation during the fiscal year ended December 31, 2002 in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                  AWARDS                   PAYOUTS
                                                                                    LONG TERM   COMPENSATION
                                                                                    RESTRICTED   SECURITIES
                                                                       OTHER ANNUAL   STOCK      UNDERLYING      LTIP    ALL OTHER
NAME AND                                                     BONUS     COMPENSATION   AWARDS      OPTIONS/      PAYOUTS    COMPEN-
PRINCIPAL POSITIONS                       YEAR  SALARY ($)    ($)          ($)          ($)        SARS (#)       ($)    SATION ($)
-------------------                       ----  ----------    ---          ---          ---        --------       ---    ----------
Luis Molina, President and                2002  151,864         0           0            0            0            0          0
Chief Executive Officer................   2001  146,125     7,306           0            0         350,000         0          0
                                          2000   96,102         0           0            0            0            0          0
Terry Williams, Secretary..............   2002  101,242         0           0            0            0            0          0
                                          2001   99,167     4,958           0            0         400,000         0          0
                                          2000   81,450         0           0            0            0            0          0
Ronald E. Keeney                          2002  126,553         0           0            0            0            0          0
Executive V.P., Chief Medical Officer...  2001   46,459     2,232           0            0         200,000         0          0
Gilles Cloutier, Chief                    2002  142,632         0           0            0            0            0          0
Business Officer....                      2001   80,625     4,031           0            0         550,000         0          0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock options or stock appreciation rights were granted to the named executives during the fiscal year ended December 31, 2002.

STOCK APPRECIATION RIGHTS

            The named executives did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                              Number of Securities Underlying
                                                                  Unexercised Options/SARs       Value of Unexercised In-the-Money
                         Shares Acquired                           at Fiscal Year End (#)                  Options/SARs
                           On Exercise       Value Realized             Exercisable/            at Fiscal Year End ($) Exercisable/
NAME                           (#)                 ($)                 UNEXERCISABLE                       UNEXERCISABLE
---------------------     -------------       -------------            -------------                       -------------
Luis Molina              Not Applicable            N/A              220,000 Exercisable                         N/A
                             ("N/A")
Terry Willams                  N/A                 N/A              214,445 Exercisable                         N/A
                                                                   185,555 Unexercisable                        N/A
Ronald E. Keeney               N/A                 N/A              161,805 Exercisable                         N/A
Gilles Cloutier                N/A                 N/A              550,000 Exercisable                         N/A

LONG TERM INCENTIVE PLAN AWARDS

         We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2002.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT,
AND CHANGE-IN-CONTROL ARRANGEMENTS

         On January 30, 2001 MoliChem Medicines, Inc. and MRD, Inc. entered into an employment agreement with Luis Molina employing him as MRD's Chief Executive Officer and President for three years. This agreement provided for (a) an annual base salary of $150,000 (which was increased to $156,000 in January 2002), and
(b) incentive compensation at our Board of Director's discretion, including an annual bonus of 20% of his annual base salary. This agreement also provided for the grant of a stock option to Mr. Molina to purchase 350,000 shares of our common stock at $1.50 per share. Effective December 20, 2002, the employment agreement was terminated. Effective May 6, 2003, the 220,000 then exercisable options issued under the employment agreement were terminated pursuant to the May 6, 2003 Stock Exchange Agreement.

         On January 30, 2001, MoliChem Medicines, Inc. and MRD entered into an employment agreement with Terry Williams employing her as MRD's Director of Development for three years. This agreement provided Ms. Williams with (a) an annual base salary of $100,000 (which was increased to $104,000 in January
2002), and (b) incentive compensation at our Board of Director's discretion, including an annual bonus of 20% of Ms. William's annual base salary. This agreement also provided for the grant of a stock option to Ms. William's to purchase 400,000 shares of our common stock at $ 1.50 per share. . Effective December 20, 2002, the employment agreement was terminated. Effective May 6, 2003, the 214,445 then exercisable options issued under the employment agreement were terminated pursuant to the May 6, 2003 Stock Exchange Agreement.

            On April 15, 2001, MRD entered into an employment agreement with Gilles Cloutier employing him as MRD's Chief Business Officer on a part-time basis for two years. This agreement provided Dr. Cloutier with (a) an annual base salary of $90,000 (which was increased to $147,780 in February 2002), and
(b) incentive compensation at our Board of Director's discretion, including an annual bonus of 20% of Dr. Cloutier's annual base salary. This agreement also provided for the grant of a stock option to Dr. Cloutier to purchase 350,000 shares of our common stock at $1.50 per share. All 350,000 shares became exercisable on June 22, 2001. Effective December 20, 2002, the employment agreement was terminated. Effective May 6, 2003 the 350,000 then exercisable options issued under the employment agreement were terminated pursuant to the May 6, 2003 Stock Exchange Agreement.

            On September 17, 2001, MRD entered into an employment agreement with Ronald Keeney employing him as MoliChem R&D's Executive Vice President and Chief Medical Officer. This agreement provided Dr. Keeney with (a) an annual base salary of $125,000 (which was increased to $130,000 in January 2002), (b) a signing bonus in the amount of $30,000, and (c) incentive compensation at our Board of Director's discretion, including an annual bonus of 20% of Dr. Keeney's annual base salary. This agreement also provided for the grant of a stock option to Dr. Keeney to purchase 100,000 shares of our common stock at$1.50 per share. Effective December 20, 2002, the employment agreement was terminated. Effective May 6, 2003, the 41,667 then exercisable options issued under the employment agreement were terminated pursuant to the May 6, 2003 Stock Exchange Agreement.

DIRECTORS' COMPENSATION

         We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of options and reimbursement for reasonable out-of-pocket expenses in attending meetings. During 2001 we granted options to purchase shares of common stock to two directors that are not employees. Vatche Tchakmakian was granted options to purchase 150,000 shares at $1.50 per share, those options being fully vested at the date of grant. Jacques Gagne was granted options to purchase 100,000 shares of common stock at $1.50 per share, those options being fully vested at the date of grant. No option grants were made to directors during 2002.

REPORT ON REPRICING OF OPTIONS/SARS

         During the fiscal year ended December 31, 2002 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of May 14, 2003. The information in this table provides the ownership information for:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;

         o        each of our directors;

         o        each of our executive officers; and

         o our executive officers, directors and director nominees as a group.

         The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

NAME AND ADDRESS                                                                          NUMBER OF SHARES         PERCENTAGE
OF BENEFICIAL OWNER                                        TITLE OF CLASS                 BENEFICIALLY OWNED      OUTSTANDING(1)
Claude Gendron (2)                                   Common Stock, $.001 par value            3,750,000               15.51%
300 St. Sacrement Street
Suite 414
Montreal, Quebec, H241X4

Jean-Guy Lambert (3)                                 Common Stock, $.001 par value            2,250,000                9.31%
1801 McGill College Avenue
Suite 1260
Montreal, Quebec H3A2N4

Group Intercapital, Inc. (2)                         Common Stock, $.001 par value            2,750,000               11.37%
300 St. Sacrement Street
Suite 414
Montreal, Quebec, H241X4

Lantibio, Inc.                                       Common Stock, $.001 par value           13,379,282(4)            55.33%
100 Europa Drive, Suite 421
Chapel Hill, NC 27517

Gilles Cloutier                                      Common Stock, $.001 par value              120,000(5)               .5%
100 Chestnut Road
Chapel Hill, North Carolina 27514

All Executive Officers and Directors as a Group      Common Stock, $.001 par value              120,000                  .5%
(1 person)

(1) The percentages computed in this column of the table are based upon 24,179,287 shares of common stock issued and outstanding on May 15, 2003. The 13,379,282 shares presently owned by Lantibio, Inc. are expected to be cancelled shortly pursuant to the May 6, 2003 Stock Exchange Agreement following which we will have 10,800,005 shares of common stock issued and outstanding.

(2) Claude Gendron is the beneficial owner of Multivox Marketing, Inc., which owns 1,000,000 shares of our common stock and Group Intercapital Inc.

(3) Jean-Guy Lambert is the President and a director of Dacha Capital, Inc., which owns 1,000,000 shares of our common stock and has the investment power over the securities held by Dacha Capital.

(4)      The shareholders of Lantibio,  Inc. are Luis Molina,  Robert J. Harvey,
         W. Lowry Caudill, Alfred G. Childers, Richard Franco, and John and Cynthia Shackles. Luis Molina owns 57.7% of Lantibio, Inc. Alfred G. Childers and W. Lowry Caudill each own 15.7% of Lantibio, Inc. Robert
         J. Harvey owns 9.8% of Lantibio, Inc. Accordingly, until the Lantibio Shares are cancelled, each of Luis Molina, Alfred G. Childers, W. Lowry Caudill and Robert J. Harvey is deemed to own more than 5% of our outstanding common stock.

(5) Includes 100,000 shares held by COPD which is controlled by the spouse and children of Gilles Cloutier.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In May 2003 we exchanged all of the stock of our then operating subsidiary MRD for 13,379,282 shares of our common stock owned by Lantibio, Inc., a company owned by our former president and certain former shareholders of ours. We also received a non-exclusive license to develop, market, and sell certain products incorporating compounds Moli56A and Moli56B. Luis Molina, former President, Chief Executive Officer, and Chairman of ours owns 57.7% of Lantibio. Alfred G. Childers and W. Lowry Caudill each own 15.7% of Lantibio. Robert J. Harvey owns 9.8% of Lantibio.

            In May 2003 we issued 2,750,000 and 1,250,000 shares of our common stock, respectively, to Group Intercapital Inc., a corporation owned by Claude Gendron and to Jean Guy Lambert in connection with the May 5, 2003 Stock Purchase Agreement.

ITEM 13.       EXHIBITS LIST, AND REPORTS ON FORM 8-K

(a)      Exhibits

FINANCIAL STATEMENTS

                                                                                             PAGE
            Independent Auditors Report - Rogoff & Company, P.C..............................F-2

            Independent Auditors' Report - Deloitte & Touche LLP.............................F-3

            Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001........F-4

            Consolidated  Statements of Operations  for the years ended December
            31, 2002 and December 31, 2001 and for the period from  December 22,
            1995 (date of inception) to December 31, 2002....................................F-5

            Consolidated  Statement of Stockholders' Equity (Deficiency) for the
            Period from December 22, 1995 (date of inception) to December 31, 2002...........F-6

            Consolidated  Statements of Cash Flows for the years ended  December
            31, 2002 and December 31, 2001 and for the period from  December 22,
            1995 (date of inception) to December 31, 2002....................................F-7

            Notes to Consolidated Financial Statements.......................................F-8

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

EXHIBIT NO.                      DESCRIPTION

3(i)     Certificate of Incorporation of the Registrant*
3(ii)    Amended and Restated By-Laws of the Registrant*
4        Form of common stock Certificate of MoliChem Medicines, Inc.*
9 Stockholders Voting Agreement and Irrevocable Proxy dated January 18, 2001 among Alfred G. Childers, Robert J. Harvey, Luis Molina, W. Lowry Caudill, John E. & Cynthia M. Shackles, and Dacha Capital, Inc.*
10.1 Employment Agreement dated January 30, 2001 between MoliChem Medicines and Luis Molina* 10.2 Employment Agreement date January 30, 2001 between MoliChem Medicines and Terry Williams*
10.3 Technology Transfer and Custom Services Agreement dated March 23, 2001 between Apotex Fermentation Inc. and MoliChem R&D, Inc.*
10.4 Exclusive Development and Commercialization Agreement dated May 11, 2001 among InterMune, Inc. and MoliChem R&D, Inc.*
10.5     Form of Option Agreement*
10.6 Employment Agreement dated as of April 1, 2001 between MoliChem R&D, Inc. and Gilles Cloutier*
10.7 Employment Agreement dated as of September 17, 2001 between MoliChem R&D, Inc. and Ronald Keeney*
10.8 Europa Center Office Lease dated July 2, 2001 between Europa Center, LLC and MoliChem R&D, Inc.*
10.9     MoliChem Medicines, Inc. 2001 Stock Award Plan*
10.10 Amendment No. 1 to the Exclusive Development and Commercialization Agreement with Intermune, Inc. dated as of May 11, 2001***
10.11    Stock Purchase Agreement dated as of May 5, 2003

10.12 Stock Exchange Agreement dated as of May 6, 2003 among Registrant, Molichem R&D, Inc. and Lantibio, Inc.
10.13. License Agreement dated as of May 6, 2003 between Registrant and Molichem R&D, Inc.
11       Statement of Computation of Per Share Earnings**
99.1     Certificate of Chief Executive and Financial Officer
*        Incorporated by reference to  Registration  Statement on Form SB-2, No.
         333-64430
**       Included in financial statements filed herewith
*** Incorporated by reference to Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002

(b) Reports on Form 8-K

On October 9, 2002, we filed a Form 8-K dated September 26, 2002. Item 5 thereof referred to a press release contained therein as Item 7. The press release announced the presentation of clinical trial data on Moli1901 at the Sixteenth Annual North American Cystic Fibrosis Foundation Conference.

On November 13, 2002, we filed a Form 8-K dated November 12, 2002. Item 5 thereof referred to a press release contained therein as Item 7. The press release announced the issuance to us of a United States patent for a Method of Treating Septic Shock.

On December 27, 2002, we filed a Form 8-K dated December 27, 2002. Item 5 thereof referred to a press release contained therein as Item 7. The press release announced our re-acquisition from InterMune, Inc., the exclusive license for the development of Moli1901.

ITEM 14.      CONTROLS AND PROCEDURES

            Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

            Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Rogoff & Company, P.C., our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Rogoff & Company, P.C. to perform any non-audit services in 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2003                            Molichem Medicines, Inc.

                                               By:/s/ Gilles Cloutier
                                               ---------------------------------
                                               Gilles Cloutier
                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of May 2003.

/s/ Gilles Cloutier
----------------------------------------------------------
Gilles Cloutier, President, Chief Executive Officer, Chief
Financial and Accounting Officer, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports..........................................................                     F-2

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001..............                     F-4

ConsolidatedStatements of Operations  for the years ended  December 31, 2002 and
            2001,  and for the period from December 22, 1995 (date of inception)
            to December 31, 2002.......................................................                     F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the period from
            December 22,1995 (date of inception) to December 31, 2002..................                     F-6

ConsolidatedStatements  of Cash Flows for the years ended  December 31, 2002 and
            2001,  and for the period from December 22, 1995 (date of inception)
            to December 31, 2002.......................................................                     F-7

Notes to Consolidated Financial Statements.............................................        F-8 through F-15

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Molichem Medicines, Inc.
Chapel Hill, North Carolina

Gentlemen:

         We have audited the accompanying balance sheet of Molichem Medicines, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended, and for the period from December 22, 1995 (date of inception) to December 31, 2000, and the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Molichem Medicines, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, and for the period from December 22, 1995 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

            The Company is in the development stage as of December 31, 2002. As discussed in Note 1 to the financial statements, successful completion of the Company's development programs, and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of revenue adequate to support the Company's cost structure.

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses of $2,239,636 and $2,225,623 for the years ended December 31, 2002 and 2001, respectively, has an accumulated deficit of $4,465,259 and negative working capital of $465,683 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are discussed in Note 13 in connection with the subsequent reorganization of the Company on May 6, 2003. The financial statements do not include any adjustments that might result from the outcome of this matter.

New York, New York
Date:  April 8, 2003

                                                        /S/ROGOFF & COMPANY,P.C.
                                                        ------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Molichem Medicines, Inc.

We have audited the accompanying consolidated balance sheet of Molichem Medicines, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 26, 2002

MOLICHEM MEDICINES, INC. AND SUBSIDIARY

(A Company in the Development Stage)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                         2002                   2001
CURRENT ASSETS:
      Cash and cash equivalents.........................................................    $ 304,178            $ 1,481,881
      Accounts receivable...............................................................          300                435,800
      Prepaid expenses and other current assets.........................................       69,231                  2,902
                                                                                           ----------             ----------
                  Total current assets..................................................      373,709              1,920,583
                                                                                           ----------             ----------
PROPERTY AND EQUIPMENT, net.............................................................       38,020                 32,299
OTHER ASSETS............................................................................        7,515                  7,646
                                                                                           ----------             ----------
TOTAL ASSETS............................................................................    $ 419,244            $ 1,960,528
                                                                                            =========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
      Accounts payable..................................................................    $ 819,270              $ 354,280
      Accrued compensation and benefits.................................................       20,122                 26,093
      Deferred revenue..................................................................           -                 360,000
      Accrued income taxes..............................................................            -                 39,500
                                                                                           ----------             ----------
                  Total current liabilities.............................................      839,392                779,873
                                                                                           ----------             ----------
LONG-TERM LIABILITES:
      Deferred revenue, excluding current portion.......................................            -                900,000
                                                                                           ----------             ----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
      Preferred   stock - $0.0001 par value, 20,000,000 shares authorized,  none issued and outstanding at December 31, 2002 and 2001
      Common      stock -  $0.0001  par  value,  80,000,000  shares  authorized,
                  18,679,287 and 17,679,287 shares issued and outstanding at
                  December 31, 2002 and 2001, respectively..............................        1,868                  1,768
      Additional paid-in capital........................................................    4,043,243              2,873,709
      Deferred compensation.............................................................            -               (369,199)
      Accumulated deficit...............................................................   (4,465,259)            (2,225,623)
                                                                                           ----------             ----------
                  Total stockholders' equity (deficiency)...............................     (420,148)               280,655
                                                                                           ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY).................................    $ 419,244            $ 1,960,528
                                                                                           ==========             ==========

See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                              PERIOD
                                                                         DECEMBER 22, 1995
                                                                        (DATE OF INCEPTION)
                                                                             THROUGH
                                                  2002            2001   DECEMBER 31, 2002
REVENUE:
   Grant revenue ..........................   $        --    $   265,872    $ 1,716,697
   Revenue from joint development agreement     2,624,385        675,500      3,299,885
                                              -----------    -----------    -----------
               Total revenue ..............     2,624,385        941,372      5,016,582
                                              -----------    -----------    -----------
OPERATING EXPENSES:
   Research and development ...............     3,984,196      1,338,729      6,686,978
   General and administrative costs .......       911,541      1,842,699      3,244,815
   Depreciation and amortization ..........        10,070          4,547         23,555
                                              -----------    -----------    -----------
               Total operating expenses ...     4,905,807      3,185,975      9,955,348
                                              -----------    -----------    -----------
LOSS FROM OPERATIONS ......................    (2,281,422)    (2,244,603)    (4,938,766)
INTEREST EXPENSE ..........................        (2,088)        (6,341)       (41,613)
INTEREST INCOME ...........................        17,374         64,821         87,376
                                              -----------    -----------    -----------
LOSS BEFORE INCOME TAXES ..................    (2,266,136)    (2,186,123)    (4,893,003)
INCOME TAXES ..............................       (26,500)        39,500         13,000
                                              -----------    -----------    -----------
NET LOSS ..................................   $(2,239,636)   $(2,225,623)   $(4,906,003)
                                              -----------    -----------    -----------
Net loss per share-basic and diluted ......   $     (0.12)   $     (0.13)   $     (0.34)
                                              ===========    ===========    ===========
See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD FROM DECEMBER 22, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                                                     ADDITIONAL
                                                                           COMMON        CAPITAL      PAID-IN       DEFERRED
                                                                           SHARES         STOCK       CAPITAL     COMPENSATION
BALANCE, DECEMBER 22, 1995 (Date of Inception)
   - Founder's stock ...............................................     7,716,000   $       771    $       229    $        --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995 .........................................     7,716,000           771            229             --
January 1, 1996 - Stock issued for cash ............................     1,157,400           116         19,884             --
May 24, 1996 - Stock issued for cash ($40,000)
   and services ($32,356) ..........................................     4,187,242           420         71,936             --
Net loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996 .........................................    13,060,642         1,307         92,049             --
April 9 and 30, 1997 - Stock issued for cash .......................       308,640            30         39,970             --
September 10, 1997 - Options issued in exchange
   for services ....................................................            --            --         85,050             --
Net loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997 .........................................    13,369,282         1,337        217,069             --
Net loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998 .........................................    13,369,282         1,337        217,069             --
Net loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999 .........................................    13,369,282         1,337        217,069             --
Net Loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000 .........................................    13,369,282         1,337        217,069             --
January 18, 2001 - Issuance of common stock in
   reverse merger ..................................................     3,300,005           330           (330)            --
January 18, 2001 - Stock issued for cash ...........................     1,000,000           100      1,494,389             --
S Corporation accumulated deficit prior to reverse merger charged to
   paid-in capital upon revocation of S Corporation election........            --            --       (440,744)            --
Deferred stock compensation ........................................            --            --      1,603,313     (1,603,313)
Amortization of deferred stock compensation ........................            --            --             --      1,234,114
May 14, 2001 - Stock options exercised .............................        10,000             1             12             --
Net loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2001 .........................................    17,679,287   $     1,768    $ 2,873,709    $  (369,199)
                                                                       -----------   -----------    -----------    -----------
January 23, 2002 - Stock issued for cash ...........................     1,000,000           100      1,499,900             --
Amortization of deferred stock compensation ........................            --            --             --         38,833
Remeasurement of unvested stock options ............................            --            --       (272,033)       272,033
Reversal of deferred stock compensation resulting from employee ....            --            --        (58,333)        58,333
terminations
Net loss ...........................................................            --            --             --             --
                                                                       -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002 .........................................    18,679,287   $     1,868    $ 4,043,243    $        --
                                                                       ===========   ===========    ===========    ===========


                                                                                       TOTAL
                                                                                   STOCKHOLDERS'
                                                                      ACCUMULATED     EQUITY
                                                                        DEFICIT     (DEFICIENCY)
BALANCE, DECEMBER 22, 1995 (Date of Inception)
   - Founder's stock ...............................................  $        --    $     1,000
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 1995 .........................................           --          1,000
January 1, 1996 - Stock issued for cash ............................           --         20,000
May 24, 1996 - Stock issued for cash ($40,000)
   and services ($32,356) ..........................................           --         72,356
Net loss ...........................................................      (55,987)       (55,987)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 1996 .........................................      (55,987)        37,369
April 9 and 30, 1997 - Stock issued for cash .......................           --         40,000
September 10, 1997 - Options issued in exchange
   for services ....................................................           --         85,050)
Net loss ...........................................................     (141,012)      (141,012)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 1997 .........................................     (196,999)        21,407
Net loss ...........................................................      (65,923)       (65,923)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 1998 .........................................     (262,922)       (44,516)
Net loss ...........................................................     (129,778)      (129,778)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 1999 .........................................     (392,700)      (174,294)
Net Loss ...........................................................      (48,044)       (48,044)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 2000 .........................................     (440,744)      (222,338)
January 18, 2001 - Issuance of common stock in
   reverse merger ..................................................           --             --
January 18, 2001 - Stock issued for cash ...........................           --      1,494,489
S Corporation accumulated deficit prior to reverse merger charged to
   paid-in capital upon revocation of S Corporation election........      440,744             --
Deferred stock compensation ........................................           --             --
Amortization of deferred stock compensation ........................           --      1,234,114
May 14, 2001 - Stock options exercised .............................           --             13
Net loss ...........................................................   (2,225,623)    (2,225,623)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 2001 .........................................  $(2,225,623)   $   280,655
                                                                      -----------    -----------
January 23, 2002 - Stock issued for cash ...........................           --      1,500,000
Amortization of deferred stock compensation ........................           --         38,833
Remeasurement of unvested stock options ............................           --             --
Reversal of deferred stock compensation resulting from employee ....           --             --
terminations
Net loss ...........................................................   (2,239,636)    (2,236,636)
                                                                      -----------    -----------
BALANCE, DECEMBER 31, 2002 ......................................... $(4,465,259)   $  (420,148)
                                                                      ===========    ===========



See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY

(A Company in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) TO DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                                                                                                     PERIOD
                                                                                                                DECEMBER 22, 1995
                                                                                                               (DATE OF INCEPTION)
                                                                                                                    THROUGH
                                                                                       2002          2001       DECEMBER 31, 2002
OPERATING ACTIVITIES:
      Net loss .................................................................   $(2,239,636)   $(2,225,623)   $(4,906,003)
      Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
         Depreciation and amortization .........................................        10,069          4,547         23,554
         Amortization of deferred stock compensation ...........................        38,833      1,234,114      1,272,947
         Stock and options issued for consulting services ......................            --             --        117,406
      Increase  (decrease) in cash  attributable to changes in operating  assets and liabilities:
         Accounts receivable ...................................................       435,500       (435,800)          (300)
         Prepaid expenses and other assets .....................................       (66,329)         1,901        (69,231)
         Accounts payable and accrued liabilities ..............................       459,017        316,973        839,390
         Deferred revenue ......................................................    (1,260,000)     1,210,000             --
         Accrued income taxes ..................................................       (39,500)        39,500             --
                                                                                   -----------    -----------    -----------
                  Net cash provided by (used in) operating activities ..........    (2,662,046)       145,612     (2,722,237)
                                                                                   -----------    -----------    -----------
INVESTING ACTIVITIES:
      Purchases of property and equipment ......................................       (15,657)       (31,259)       (58,981)
      Investment in other assets ...............................................            --         (6,348)       (10,106)
                                                                                   -----------    -----------    -----------
                  Net cash used in investing activities ........................       (15,657)       (37,607)       (69,087)
                                                                                   -----------    -----------    -----------
FINANCING ACTIVITIES:
      Proceeds of loan payable .................................................            --         40,000        120,000
      Repayment on loan payable ................................................            --       (120,000)      (120,000)
      Repayment of note payable ................................................            --       (106,534)            --
      Stock issued in private placement ........................................            --      1,494,489      1,494,489
      Issuance of stock ........................................................     1,500,000             13      1,601,013
                                                                                   -----------    -----------    -----------
                  Net cash provided by financing activities ....................     1,500,000      1,307,968      3,095,502
                                                                                   -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                    (1,177,703)     1,415,973        304,178
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     1,481,881         65,908             --
                                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $   304,178    $ 1,481,881    $   304,178
                                                                                   ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for income taxes ...............................................   $    13,000    $        --    $    13,000
                                                                                   ===========    ===========    ===========
      Cash paid for interest ...................................................   $     2,088    $    37,875    $    39,963
                                                                                   ===========    ===========    ===========

See notes to consolidated financial statements

MOLICHEM MEDICINES, INC. AND SUBSIDIARY

(A Company in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

         Organization and Description of the Business - Since its inception Molichem Medicines, Inc. (the "Company") has operated as an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. These development and commercialization activities were conducted by the Company's wholly owned subsidiary Molichem R&D. As described more fully in Note 13 , effective May 6, 2003 100 percent of the stock of MoliChem R&D was transferred to Lantibio, Inc. in exchange for 13,379,282 shares of common stock of the Company held by Lantibio, Inc., and a license agreement providing certain rights to intellectual property held by MoliChem R&D. Upon consummation of this transaction all of the Company's assets and liabilities were transferred to MoliChem R&D, and the Company's operations consisted of holding certain intellectual property rights, and maintaining its status as a public reporting entity. The Company is headquartered in Chapel Hill, North Carolina.

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

         Prior to the reverse merger, Molichem R&D was known as Molichem Medicines, Inc. (the "Company"). In connection with the reverse merger, the Company changed its name to Molichem R&D. Cortez then changed its name to Molichem Medicines, Inc. Subsequent to the completion of the reverse merger, Molichem R&D, the operating company, is a wholly-owned subsidiary of Molichem Medicines, Inc.

         The consolidated financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7,
         Accounting and Reporting by Development Stage Enterprises, as the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced. Its principal activities to date have been development of a financial plan, procurement of capital, research and development, acquisition of operating equipment, recruitment of personnel, development of proprietary drug candidates, and clinical research. The success of the Company is dependent upon obtaining additional financing from third parties and the successful development and marketing of products from the Company's research and development programs in order to generate revenue adequate to support its cost structure.

2.       LIQUIDITY

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $2,239,636 and $2,225,623 for the years ended December 31, 2002 and 2001, respectively, has an accumulated deficit of $4,465,259 and negative working capital of $465,683 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to pursue additional equity financing to fund the cost of its basic infrastructure and future operations. In the event the Company is unable to obtain additional financing or generate cash from operations, it might not have sufficient funds to permit the Company to continue to operate for a year following December 31, 2002. Management's plans regarding these matters are further discussed in Note 13 in connection with the subsequent reorganization of the Company on May 6, 2003. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete the reorganization discussed in Note 13 and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Molichem R&D, Inc. Significant intercompany accounts have been eliminated.

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

         IMPAIRMENT OF LONG-LIVED ASSETS -The Company assesses its long-lived assets for impairment as required by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When circumstances indicate that the carrying amount of an asset may not be recoverable, the Company performs an evaluation impairment based on undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets, as determined based on the anticipated cash flows, discounted at a rate commensurate with the risk involved. As of December 31, 2002, management has determined that there is no impairment.

         INCOME TAXES - Prior to January 18, 2001, Molichem R&D was organized for income tax purposes under Subchapter S of the Internal Revenue
         Code. Accordingly, no income taxes were provided as the Company's income or loss was included in the federal and state income tax returns of its stockholders. In connection with the reverse merger (see Note
         3), the Subchapter S election was revoked and Molichem R&D became a Subchapter C corporation for income tax purposes. Accordingly, the accumulated deficit of Molichem R&D of $440,744 prior to the reverse merger was eliminated by a charge to additional paid-in capital. The results of operations of Molichem R&D during 2001 prior to the reverse merger were immaterial. Subsequent to January 18, 2001, the Company records income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Company has elected to file its federal and state tax returns on the cash basis.

         GRANT REVENUE - The Company has received government and private grants to fund the research and development of its drug for the treatment of cystic fibrosis. The Company is eligible to receive additional proceeds under certain committed grants if it elects to request those funds. Revenue from grants is recognized as costs qualifying for reimbursement under the grant are incurred and a request for reimbursement is made to the grantor. Pursuant to the provisions of a certain grant award, the occurrence of future events may require the Company to repay funds previously received under those grants (see Note 10). In connection with the transaction described in Note 14, such obligations were transferred to Newco.

         RESEARCH AND DEVELOPMENT - The Company charges the costs of research and development to expense as incurred.

         STOCK-BASED COMPENSATION - The Company accounts for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. APB 25 provides that compensation expense for stock options be valued at the quoted market price of the Company's stock less any amount the employee is required to pay to acquire the stock covered by the option. Stock options issued to non-employees are valued at fair value, determined by using either the fair value of the goods or services provided by those non-employees, or an option valuation model in accordance with SFAS No. 123, Accounting for Stock Based Compensation, whichever is more readily determinable and yields the most accurate measure of fair value.

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                                                                              INCEPTION TO
                                                                                                               DECEMBER 31,
                                                                                  2002           2001             2002
                                                                                  ----           ----             ----
         Net loss as reported..............................................  $ (2,239,636)   $(2,225,623)    $(4,906,003)
         Add: Stock-based employee compensation expense included in
                reported net loss..                                                38,833      1,234,114       1,390,353
         Deduct: Total stock-based employee compensation expense
                determined under fair value based method for all awards....      (184,559)    (2,942,540)     (2,844,685)
                                                                              -----------    -----------     -----------
         Pro forma net loss................................................  $ (2,385,362)   $(3,934,049)    $(6,360,335)
                                                                              ============   ============    ============

         Net loss per share:
           Basic and diluted - as reported:................................  $       (.12)   $      (.13)    $      (.34)
           Basic and diluted - pro forma...................................  $       (.13)   $      (.23)    $      (.44)

         FINANCIAL INSTRUMENTS - The carrying amount of the Company's financial instruments, representing accounts receivable, and accounts payable approximate their fair value.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit with a bank that exceed insured limits, and accounts receivable. On-going credit evaluations of its business partner's financial condition is performed by management and, generally, collateral is not required. The Company's business partner represented approximately 100% of accounts receivable at December 31, 2001. The Company's business partner accounted for 100% of revenues in 2002, and two customers each accounted for 72% and 20% of revenues in 2001.

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

         RECENTLY ADOPTED ACCOUNTING STANDARDS - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The transition and disclosure requirements of this statement are effective for the Company's fiscal year 2002. See "Stock-based Compensation" above for disclosures required by SFAS 148.

         This statement was effective for the Company beginning January 1, 2002. The adoption of this statement had no impact on its consolidated financial statements.

         RECENTLY ISSUED ACCOUNTING STANDARDS In July, 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In November 2002, the FASB issued Interpretation No. 45
         ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Company has evaluated the impact of the adoption of these standards and does not believe that their adoption will have an impact on its financial position and results of operations.

4.       REVERSE MERGER AND RECAPITALIZATION

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

5.       PROPERTY AND EQUIPMENT

         Property and equipment as of December 31, 2002 and 2001, consisted of the following:

                                                              2002        2001

                     Office equipment .................   $ 44,183    $ 33,346
                     Furniture and fixtures ...........     14,289       9,469
                     Research and development equipment        510         510
                                                          --------    --------
                                                            58,982      43,325
                     Less accumulated depreciation ....    (20,962)    (11,026)
                                                          --------    --------
                     Total ............................   $ 38,020    $ 32,299
                                                          ========    ========

6.       STOCK OPTIONS

         Stock Option Plan - On August 10, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan (the "Plan"). In connection with the Plan, a total of 2,700,000 shares of the Company's common stock have been reserved for issuance, inclusive of the shares under nonqualified option grants existing upon adoption of the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees, directors, officers, consultants and certain other persons as set forth in the Plan. The exercise price, vesting period, and other aspects of individual grants are determined by a committee of the Board of Directors appointed to administer the Plan. No options have been granted subsequent to the adoption of the Plan. At December 31, 2002, 932,140 shares were available for issuance under the Plan.

         Non-plan Option Grants - On September 1, 1997, fully vested options to acquire 131,248 shares of the Company's common stock at $.0013 per share were granted to certain advisors of the Company. The fair value of the services rendered in exchange for those options of $85,050 was recognized as an expense at the time of the grant of those options. During 2001, the Company granted options to acquire 268,000 shares of common stock to consultants, and options to acquire 1,760,000 shares of common stock to employees and directors. The options granted to consultants had an estimated total fair value of $292,913, of which $269,781 was recorded as compensation expense in 2001. The options granted to employees had a total intrinsic value of $1,310,000 of which $964,333 was recorded as compensation expense in 2001. No options were granted during 2002. At December 20, 2002, options to purchase a total of 381,388 shares of common stock representing all unvested options were forfeited in connection with the termination of employment agreements.

         Transactions affecting stock options are summarized below:

                                                             WEIGHTED-
                                                             AVERAGE
                                                NUMBER OF    EXERCISE
                                                 SHARES       PRICE
                                               ----------    -------
Stock options outstanding, December 31, 2000      131,248    $0.0013
Options granted ............................    2,028,000    $1.5300
Options exercised ..........................      (10,000)   $0.0013
                                               ----------    -------
Stock options outstanding, December 31, 2001    2,149,248    $1.4400
                                               ----------    -------
Options granted ............................           --    $    --
Options exercised ..........................           --    $    --
Options forfeited ..........................     (381,388)   $  1.54
                                               ----------    -------
Stock options outstanding, December 31, 2002    1,767,860    $  1.42
                                               ==========    =======

         The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2002.

               NUMBER         AVERAGE       WEIGHTED-      NUMBER      WEIGHTED-
 RANGE OF    OUTSTANDING     REMAINING       AVERAGE     EXERCISABLE    AVERAGE
 EXERCISE       AS OF       CONTRACTUAL     EXERCISE        AS OF      EXERCISE
  PRICES     DECEMBER 31    LIFE (YEARS)      PRICE      DECEMBER 31     PRICE
  ------     -----------    ------------      -----      -----------     -----
 $0.0013       121,248          4.7         $0.0013       121,248      $0.0013
  $ 1.50     1,624,112          5.8          $ 1.50     1,624,112       $ 1.50
  $ 3.50        22,500          3.2          $ 3.50        22,500       $ 3.50
             1,767,860          5.8          $ 1.42     1,767,860       $ 1.42

         The Company's calculations are based on a multiple award valuation approach and forfeitures are recognized as they occur. Options granted prior to 2001 were valued using the fair market value of services received in exchange for options. If the computed values of the Company's stock-based awards to employees had been calculated using the fair value method as specified under SFAS No. 123, net loss would have been $2,385,362, $3,934,049 and $6,360,335 for the years ended December 31, 2002 and 2001 and the period December 22, 1995 (date of inception) to December 31, 2002, respectively. Basic and diluted net loss per share for those periods would have been $(0.13), $(0.23), and $(0.44), respectively.

         The Company's calculations for employee grants for 2002 and 2001 were made using the Black-Scholes option-pricing model using the following assumptions:

            Weighted-average fair value per share of options granted.  $1.60
            Expected stock price volatility..........................  90%
            Expected lives of options................................  various
            Risk-free interest rate..................................  3.5%-5.0%
            Expected dividend yield..................................  none

         In connection with the transaction described in Note 13, subsequent to December 31, 2002 options to purchase a total of 1,637,114 shares of common stock were cancelled.

7.       CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT

         On May 11, 2001, the Company entered into a Development and Commercialization Agreement (the "Agreement") with InterMune, Inc. ("InterMune") for the joint development and commercialization of its compound, Moli1901. Under the Agreement, InterMune was granted a co-exclusive worldwide license for Moli1901 and was required to share equally the costs of development and commercialization of Moli1901 for the treatment of cystic fibrosis and other therapeutic applications. Upon commercialization of Moli1901, InterMune and the Company would share equally in the net profits or losses from the sale of the products that have been jointly developed. The Agreement was terminated effective December 16, 2002 resulting in the Company obtaining exclusive rights to the Moli1901 technology in exchange for the release of InterMune from all obligations under the agreement.

         Upon execution of the Agreement, InterMune made a non-refundable up-front payment to the Company of $1,450,000.

         InterMune was obligated to make additional non-refundable payments of up to $5,000,000 upon the achievement of specified milestones related to each therapeutic application developed from Moli1901. None of the specified milestones were achieved prior to the termination of the agreement.

         In November 2000, InterMune paid the Company $50,000 as a refundable exclusive dealing binder (the "Binder Payment") under which the Company agreed to pursue the execution of the Agreement. Upon execution of the Agreement, the Binder Payment became non-refundable.

         The up-front payments described above totaling $1,500,000 were being recognized as revenue ratably over the estimated initial product development period for the cystic fibrosis indication for Moli1901prior to the termination of the agreement. Upon termination of the Agreement in 2002 all remaining deferred revenue was recognized as income.

         The Company recognized revenue attributable to the amortization of the upfront payments and shared product development costs as follows:

                                                              INCEPTION TO
                                                              DECEMBER 31,
                                        2002         2001         2002
                                    ----------   ----------   ----------
Amortization of up front payments   $1,260,000   $  240,000   $1,500,000
Shared product development costs     1,364,385      435,500    1,799,885
                                    ----------   ----------   ----------
Total ...........................   $2,624,385   $  675,500   $3,299,885
                                    ==========   ==========   ==========

8.       INCOME TAXES

         The differences between the amount of tax at the current federal income tax rate and the provision for the year ended December 31, 2002 and 2001 are as follows:

                                                    2002           2001
Federal income tax benefit at statutory rate   $  (770,000)   $  (743,000)
State income taxes, net of federal benefit .      (104,000)      (101,000)
Expenses eligible for orphan drug credit ...       393,000             --
Orphan drug credits ........................    (1,157,000)      (264,000)
Other ......................................        39,500          4,500
Increase in valuation allowance ............     1,572,000      1,143,000
                                               -----------    -----------
Provision for income taxes .................   $   (26,500)   $    39,500
                                               ===========    ===========

         The tax benefit for 2002 includes $13,500 of Federal tax benefit resulting from the carry back to 2001 of losses incurred in 2002, and an adjustment of $13,000 of recorded liabilities for state income taxes. The $39,500 tax provision for 2001 includes $13,500 of current federal tax and $26,000 of current state tax payable.

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001 are presented below:

                                                  2002           2001
Current deferred tax assets (liabilities):
        Accounts receivable ..............   $        --    $  (168,000)
        Accrued expenses .................       314,000        142,000
        Deferred revenue .................            --        139,000
        Other ............................        (9,000)        (1,000)
                                             -----------    -----------
                                                 305,000        112,000
                                             -----------    -----------
Noncurrent deferred tax assets:
        Net operating loss carryforwards .       537,000             --
        Deferred revenue .................            --        348,000
        Stock compensation ...............       492,000        477,000
        Orphan drug credits ..............     1,356,000        199,000
        Other ............................        25,000          7,000
                                             -----------    -----------
                                               2,410,000      1,031,000
                                             -----------    -----------
Less valuation allowance .................    (2,715,000)    (1,143,000)
                                             -----------    -----------
Net deferred tax asset ...................   $        --    $        --
                                             ===========    ===========

         The Company has established a valuation allowance of $2,715,000 and $1,143,000 at December 31, 2002 and 2001, respectively, because management believes that net deferred income tax assets are not likely to be realized in the future. The Company has Federal net operating losses of $1,389,000 available to offset income of future periods through 2022. In addition, the Company has state net operating losses of $427,000 available to offset income of future periods through 2017.

9.       401(K) SAVINGS PLAN

         Effective January 1, 2001, the Company provided a 401(k) Savings Plan (the "Plan") to all employees. Under the terms of the Plan, the Company contributes 3% of employees' annual salary. Company contributions were approximately $20,000 and $13,000 for the year ended December 31, 2002 and 2001, respectively.

10.      COMMITMENTS AND CONTINGENCIES

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

         Operating Leases - The Company has a lease agreement for office space that, including amendments made subsequent to year end, expires July 31, 2004. In addition, the Company has a 36-month lease for certain office equipment. As of December 31, 2002, annual future minimum lease payments under the operating leases are as follows:

            2003....................................      $51,809
            2004....................................       29,644
                                                          -------
            Total...................................      $81,453
                                                          =======

         Rent expense for 2002 and 2001 was approximately $77,446 and $43,437, respectively.

         Other Commitments - The Company has research and development studies currently in process that require progress payments and payment upon completion of the studies. At December 31, 2002, the total of those remaining commitments was approximately $700,500. All of the above commitments remaining at the effective date of the transaction described in Note 14 were assumed by Lantibio.

11.      EARNINGS PER SHARE

         The computation of basic and diluted earnings per share for each year is as follows:

                                                                              INCEPTION TO
                                                                              DECEMBER 31,
                                                 2002            2001            2002
                                             ------------    ------------    ------------
Numerator:
Net loss .................................   $ (2,239,636)   $ (2,225,623)   $ (4,906,003)
                                             ============    ============    ============
Denominator:
Weighted-average common shares outstanding     18,635,446      17,475,451      14,390,582
Basic and diluted loss per share .........   $      (0.12)   $      (0.13)   $      (0.34)

         The following number of warrants and options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and therefore the effect would be antidilutive:

                                            INCEPTION TO
                                            DECEMBER 31,
                        2002        2001        2002
                     ---------   ---------   ---------
Number of options    1,767,860   2,149,248   2,149,248
Number of warrants          --   1,000,000   1,000,000
                     ---------   ---------   ---------
Total ............   1,767,860   3,149,248   3,149,248
                     =========   =========   =========

12.      RELATED PARTY TRANSACTIONS

         Until August 2001, the Company rented its corporate headquarters from its principal stockholder pursuant to a month-to-month written lease. Rent was charged to the Company at the rate of $1,450 per month. Rent expense recognized for 2001 was $11,600. The Company incurred no related party rent during 2002.

13.      SUBSEQUENT EVENT

         On May 6, 2003 the Company exchanged 100 percent of the stock of its subsidiary MoliChem R&D, Inc. for 13,379,282 shares of the Company's stock owned by Lantibio, Inc., a company owned by the former President and certain former shareholders of the Company. The Company also received a non-exclusive license (the "License agreement") to develop, market, and sell certain products incorporating MoliChem R&D, Inc.'s compounds Moli56A and Moli56B. Upon consummation of the transaction, MoliChem R&D, Inc. became a wholly-owned subsidiary of Lantibio. The License Agreement has a ten year term, provides for annual licensing fees of $1.00 payable by the Company on each anniversary of the License Agreement, a one time continuation payment of $500,000 payable on the first anniversary of the License Agreement, a one time milestone payment of $2,000,000 payable by the Company within 60 days of the approval of a product incorporating the technology encompassed by the License Agreement, and annual royalty payments equal to 6 percent of net sales related to the technology encompassed by the License Agreement. In addition, options to purchase a total of 1,637,114 shares of common stock were cancelled in connection with the transaction. In addition, all of the assets and liabilities of MoliChem Medicines, Inc. were transferred to MoliChem R&D, Inc., which became a wholly-owned subsidiary of Lantibio, Inc.

         The following pro forma balance sheet reflects the effect of the transaction on the Company's balance sheet as though the transaction had been consummated as of December 31, 2002:

Total assets                                 $      --
                                             =========
Stockholders' equity
  Common stock                                   1,080
  Additional paid-in capital                   884,870
  Accumulated deficit                         (885,950)
                                             ---------
  Total stockholders' equity                       (--)
                                             ---------
Total liabilities and stockholders' equity   $      --
                                             =========

**********

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,

                              AS ADOPTED PRSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gilles Cloutier, certify that:

1.          I have  reviewed  this  annual  report on Form  10-KSB  of  MoliChem
            Medicines, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          I  am  responsible  for  establishing  and  maintaining   disclosure
            controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 19, 2003              By:  /S/ GILLES CLOUTIER
                                           -------------------------------
                                           Gilles Cloutier
                                           Chief Executive and Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION

3(i)  Certificate of Incorporation of the Registrant*
3(ii) Amended and Restated By-Laws of the Registrant*
4     Form of common stock Certificate of MoliChem Medicines, Inc.*
9 Stockholders Voting Agreement and Irrevocable Proxy dated January 18, 2001 among Alfred G. Childers, Robert J. Harvey, Luis Molina, W. Lowry Caudill, John E. & Cynthia M. Shackles, and Dacha Capital, Inc.*
10.1 Employment Agreement dated January 30, 2001 between MoliChem Medicines and Luis Molina* 10.2 Employment Agreement date January 30, 2001 between MoliChem Medicines and Terry Williams*
10.3 Technology Transfer and Custom Services Agreement dated March 23, 2001 between Apotex Fermentation Inc. and MoliChem R&D, Inc.*
10.4 Exclusive Development and Commercialization Agreement dated May 11, 2001 among InterMune, Inc. and MoliChem R&D, Inc.*
10.5  Form of Option Agreement*
10.6 Employment Agreement dated as of April 1, 2001 between MoliChem R&D, Inc. and Gilles Cloutier*
10.7 Employment Agreement dated as of September 17, 2001 between MoliChem R&D, Inc. and Ronald Keeney*
10.8 Europa Center Office Lease dated July 2, 2001 between Europa Center, LLC and MoliChem R&D, Inc.*
10.9  MoliChem Medicines, Inc. 2001 Stock Award Plan*
10.10 Amendment No. 1 to the Exclusive Development and Commercialization Agreement with Intermune, Inc. dated as of May 11, 2001***
10.11 Stock Purchase Agreement dated as of May 5, 2003
10.12 Stock Exchange Agreement dated as of May 6, 2003 among Registrant, Molichem R&D, Inc. and Lantibio, Inc.
10.13 License Agreement dated as of May 6, 2003 between Registrant and Molichem R&D, Inc.
11    Statement of Computation of Per Share Earnings**
99.1  Certificate of Chief Executive and Financial Officer

*     Incorporated  by reference  to  Registration  Statement on Form SB-2,  No.
      333-64430
**    Included in financial statements filed herewith
*** Incorporated by reference to Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002