Form 10QSB
period 2003-03-31
MOLICHEM MEDICINES INC
filed 2003-06-05
CIK 1143932

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

               100 Europa Drive, Suite 421, Chapel Hill, NC 27517
               --------------------------------------------------
      (Former Name, Former Address, and Former Fiscal year if Changed Since
                                  Last Report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of the Registrant's common stock outstanding at June 2, 2003 was 24,179,287.

       Transitional Small Business Disclosure Format:Yes [ ]  No [X]

================================================================================

                            MOLICHEM MEDICINES, INC.
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                     Page Number

                  Special Note Regarding Forward Looking Statements ...........3

                          PART I FINANCIAL INFORMATION

Item 1.           Financial Statements ........................................4
Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............13
Item 3            Controls and Procedures.....................................18

                            PART II OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds...................18
Item 6.           Exhibits and Reports on Form 8-K............................18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                      PAGE
                                                                            ----


  Consolidated Balance Sheet as of March 31, 2003 (unaudited)
  and December 31, 2002........................................................5

  Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2003 and 2002 and for the period from inception on December 22, 1995 through March 31, 2003...6

  Consolidated  Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002 and for the
        period from inception on December 22, 1995 through March 31, 2003......7

  Notes to Consolidated Financial Statements...................................8

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)


CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   MARCH 31,       DECEMBER, 31
                                                                                           2003              2002
                                                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents....................................................       $  87,299         $ 304,178
     Accounts receivable..........................................................             300               300
     Prepaid expenses and other current assets....................................          29,158            69,231
                                                                                        ----------        ----------
              Total current assets................................................         116,757           373,709
                                                                                        ----------        ----------

PROPERTY AND EQUIPMENT, net.......................................................          35,426            38,020

OTHER ASSETS......................................................................           7,481             7,515
                                                                                        ----------        ----------

TOTAL ASSETS......................................................................       $ 159,664         $ 419,244
                                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

LIABILITIES:

     Accounts payable and accrued expenses........................................       $ 693,420         $ 819,270
     Accrued compensation and benefits and benefits ..............................          21,193            20,122
                                                                                        ----------        ----------
              Total  liabilities..................................................         714,613           839,392
                                                                                        ----------        ----------

STOCKHOLDERS' (DEFICIENCY):
     Preferred stock - $0.0001  par value,  20,000,000  shares  authorized, none issued and outstanding at March 31, 2003 and December 31, 2002
     Common stock - $0.0001 par value, 80,000,000 shares authorized,
              18,679,287 shares issued and outstanding at
              March 31, 2003 and December 31, 2002................................           1,868             1,868
     Additional paid-in capital...................................................       4,043,243         4,043,243
     Accumulated deficit..........................................................      (4,600,060)       (4,465,259)
                                                                                        ----------        ----------
              Total stockholders' (deficiency)....................................        (554,949)         (420,148)
                                                                                        ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)..................................       $ 159,664         $ 419,244
                                                                                        ==========        ==========


See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A company in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND PERIOD
FROM DECEMBER 22, 1995 (DATE OF INCEPTION) THROUGH MARCH 31, 2003


                                                                                                         PERIOD
                                                                                                      DECEMBER 22,
                                                                                                          1995
                                                                                                        (DATE OF
                                                                                                       INCEPTION)
                                                              THREE MONTHS ENDED MARCH 31,              THROUGH
                                                               2003                  2002            MARCH 31, 2003

REVENUE:
   Grant revenue ......................................      $       --         $       --            $  1,716,697
   Revenue from joint development agreement                          --              425,585             3,299,885
                                                             ------------       ------------          ------------
           Total revenue ..............................              --              425,585             5,016,582
                                                             ------------       ------------          ------------

OPERATING EXPENSES:
   Research and development ...........................            54,738            885,351             6,741,716
   General and administrative costs ...................            76,574            421,030             3,321,389
   Depreciation and amortization ......................             2,627              1,926                26,182
                                                             ------------       ------------          ------------
           Total operating expenses ...................           133,939          1,308,307            10,089,287
                                                             ------------       ------------          ------------

LOSS FROM OPERATIONS ..................................          (133,939)          (882,722)           (5,072,705)

INTEREST EXPENSE ......................................            (1,356)              (620)              (42,969)


INTEREST INCOME .......................................               495              6,605                87,871
                                                             ------------       ------------          ------------

LOSS BEFORE INCOME TAXES ..............................          (134,800)          (876,737)           (5,027,803)

INCOME TAXES ..........................................              --                 --                  13,000
                                                             ------------       ------------          ------------

NET LOSS ..............................................      $   (134,800)      $   (876,737)         $ (5,040,803)
                                                             ============       ============          ============


Basic net loss per share............ ..................      $      (0.01)      $      (0.05)         $       (.35)
                                                             ============       ============          ============


See notes to consolidated financial statements.

MOLICHEM MEDICINES, INC. AND SUBSIDIARY
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND PERIOD FROM
DECEMBER 22, 1995 (DATE OF INCEPTION) TO MARCH 31, 2003

-------------------------------------------------------------------------------------------------------------------


                                                                                                                  PERIOD
                                                                                                            DECEMBER 22, 1995
                                                                                                                 (DATE OF
                                                                            THREE MONTHS ENDED MARCH 31,    INCEPTION) THROUGH
                                                                                 2003             2002        MARCH 31, 2003

OPERATING ACTIVITIES:
     Net loss ..........................................................   $    (134,800)   $    (876,737)   $   (5,040,803)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization ...................................           2,628            1,926            26,182
       Amortization of deferred stock compensation .....................            --             18,247         1,272,947
       Stock and options issued for consulting services ................            --               --             117,406
     Increase (decrease) in cash attributable to changes in operating assets and liabilities:
       Accounts receivable .............................................            --             99,915              (300)
       Prepaid expenses and other assets ...............................          40,073          (24,622)          (29,158)
       Accounts payable, accrued expenses and accrued compensation......        (124,780)          57,780           714,610
       Deferred revenue ................................................            --            (90,000)             --
       Accrued income taxes ............................................            --            (13,000)             --
                                                                           -------------    -------------    --------------

              Net cash provided by (used in) operating activities ......        (216,879)        (826,491)       (2,939,116)
                                                                           -------------    -------------    --------------

INVESTING ACTIVITIES:
     Purchases of property and equipment ...............................            --            (10,898)          (58,981)
     Investment in other assets ........................................            --               --             (10,106)
                                                                           -------------    -------------    --------------

              Net cash used in investing activities ....................            --            (10,898)          (69,087)
                                                                           -------------    -------------    --------------

FINANCING ACTIVITIES:
     Deferred financing costs...........................................            --            (25,000)          (25,000)
     Proceeds on loan payable ..........................................            --               --             120,000
     Repayment on loan payable .........................................            --               --            (120,000)
     Issuance of stock in reverse merger ...............................            --               --           1,494,489
     Proceeds from issuance of stock ...................................            --          1,500,000         1,601,013
                                                                           -------------    -------------    --------------

              Net cash provided by financing activities ................            --          1,475,000         3,095,502
                                                                           -------------    -------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................        (216,879)         637,611            87,299

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................         304,178        1,481,881              --
                                                                           -------------    -------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................   $      87,299    $   2,119,492    $       87,299
                                                                           =============    =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
        Cash paid for income taxes .....................................   $        --      $      13,000    $       13,000
                                                                           =============    =============    ==============
     Cash paid for interest ............................................   $       1,356    $         620    $       41,319
                                                                           =============    =============    ==============

See notes to consolidated financial statements.

                            MOLICHEM MEDICINES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

       ORGANIZATION AND DESCRIPTION OF THE BUSINESS - Since its inception Molichem Medicines, Inc. (the "Company") has operated as an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions. These development and commercialization activities were conducted by the Company's wholly owned subsidiary Molichem R&D, Inc. ("Molichem R&D"). As described more fully in Note 6, effective May 6, 2003 100 percent of the stock of MoliChem R&D was transferred to Lantibio, Inc. in exchange for 13,379,282 shares of common stock of the Company held by Lantibio, Inc., and a license agreement providing certain rights to intellectual property held by MoliChem R&D. In connection with this transaction all of the Company's assets and liabilities were transferred to MoliChem R&D, after which the Company's operations consisted of holding a license from Molichem R&D, and maintaining its status as a public reporting entity.

       Molichem R&D, was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. ("Cortez") in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer (see Note 3). Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger.

       Prior to the reverse merger, Molichem R&D was known as Molichem Medicines, Inc. (the "Company"). In connection with the reverse merger, the Company changed its name to Molichem R&D. Cortez then changed its name to Molichem Medicines, Inc. Subsequent to the completion of the reverse merger, Molichem R&D, the operating company, was a wholly-owned subsidiary of Molichem Medicines, Inc.

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

       BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $134,800 for the three months ended March 31, 2003 and used cash from operations of $216,879 for that period and has accumulated losses since inception totaling approximately $5,000,000. As set forth in Note 6, following the transfer of assets and liabilities to Lantibio, Inc. subsequent to March 31, 2003, the Company had no assets or liabilities, and no revenue generating operations. These circumstances raise substantial doubt as to the Company's ability to continue to operate as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and initiate operations that will ultimately generate cash flows.

       The Company plans to pursue equity or debt financing to fund the cost of its basic infrastructure and future operations. In the event the Company is unable to obtain additional financing or generate cash from operations, it might not have sufficient funds to permit the Company to continue to operate for a year following March 31, 2003.

       The accompanying unaudited consolidated financial statements and related footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

       The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       The Company recognized revenue attributable to the amortization of the upfront payments and shared product development costs as follows:

                                                                    THREE MONTHS     THREE MONTHS
                                                                       ENDED             ENDED         INCEPTION TO
                                                                   MARCH 31, 2003   MARCH 31, 2002    MARCH 31, 2003
       Amortization of up front payments........................       $    --             $ 30,000        $1,500,000
       Shared product development costs.........................       $    --              395,585         1,799,885
                                                                       ----------           -------         ---------
       Total....................................................       $    --             $425,585        $3,299,885
                                                                       ----------           -------         ---------

       We were entitled to receive additional revenues related to each product developed under the Agreement as certain milestones in the development of Moli1901 were achieved. No milestone payments were ever earned or received.


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

   4.  LOSS PER SHARE

       The computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002, and for the period from December 22, 1995 (date of inception) to March 31, 2003 is as follows:

                                                                                                    PERIOD FROM
                                                                                                   DECEMBER 22,
                                                                                                    1995 (DATE
                                                                                                        OF
                                                              THREE MONTHS       THREE MONTHS      INCEPTION) TO
                                                            ENDED MARCH 31,     ENDED MARCH 31,     MARCH 31,
                                                                  2003                2002             2003
                                                            ---------------     ---------------    -------------
       Numerator:
       Basic net loss.....................................  $    (134,800)     $    (876,737)     $(5,071,199)
                                                            =============      =============      ===========
       Denominator:
       Basic weighted-average common shares outstanding...     18,679,287         18,490,398       14,535,907
                                                            =============      =============      ===========
       Basic and diluted loss per share...................  $       (0.01)     $       (0.05)     $     (0.35)
                                                            =============      =============      ===========

       The following number of warrants and options to purchase shares of common stock were outstanding as of the end each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and their effect on the computation would be antidilutive:

                                                                                             INCEPTION TO
                                                                 2003            2002       MARCH 31, 2003
                                                               ---------      ---------     --------------
       Number of options..................................     1,767,870      2,149,248        2,149,248
       Number of warrants.................................           --             --         1,000,000
                                                               ---------      ---------        ---------
       Total..............................................     1,767,870      2,149,248        3,149,248
                                                               =========      =========        =========

   5.  COMMITMENTS AND CONTIGENCIES

       Research Grants- The Company has received research grants from the Cystic Fibrosis Foundation (the "Foundation") to develop its compound Moli1901 for the treatment of cystic fibrosis. The Company is contingently liable to repay these grants if the Food and Drug Administration ("FDA") approves Moli1901 for marketing to the public. As of March 31, 2003, the Company has received a total of $786,560 in grants from the Foundation. Repayment, if required, would be due 60 days from the date of FDA approval.

       Royalties - The Company is committed to pay royalties to various parties on the sale of products, should it succeed in bringing the products to market. The Company's obligations to pay royalties total 3.67% of the net selling price of a treatment for cystic fibrosis (Moli1901) and 2.00% of the selling price derived from the compounds Moli56A and Moli56B.

       Other Commitments - The Company has research and development studies currently in process that require progress payments and payment upon completion of the studies. At March 31, 2003, the total of those remaining commitments was approximately $675,000.

6.     SUBSEQUENT EVENT

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

       The following pro forma balance sheet reflects the effect of the transaction on the Company's balance sheet as though the transaction had been consummated as of December 31, 2002:


      Total assets                                            $     --
                                                              =========

      Stockholders' equity
        Common stock                                              1,080
        Additional paid-in capital                              908,563
        Accumulated deficit                                   (909,643)
                                                              ---------
        Total stockholders' equity                                 (--)
                                                              ---------
      Total liabilities and stockholders' equity              $     --
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

BACKGROUND

       We were incorporated in the state of Delaware on July 20, 1998 under the name of Cortez Development, Ltd. ("Cortez"). Our name was changed to MoliChem Medicines, Inc. on February 21, 2001, following a reverse merger effected on January 18, 2001. On January 18, 2001, MoliChem R&D acquired Cortez in a reverse merger in which MRD, Inc. was the accounting acquirer and Cortez was the legal acquirer. MoliChem R&D was incorporated in the state of North Carolina on December 21, 1995 under the name of MoliChem Medicines, Inc. Its name was changed to MoliChem R&D, Inc. on April 6, 2001.

       MoliChem Medicines, Inc. has had no operations or revenues since its inception and, since the acquisition of MoliChem R&D, MoliChem Medicines, Inc. has been a holding company only. All of MoliChem Medicines Inc.'s research and development activities have been conducted by MoliChem R&D. Accordingly, the terms "we", "us", "our", and similar terms refer to the entities MoliChem
Medicines, Inc. and MoliChem R&D, Inc. on a consolidated basis, unless the context requires otherwise.


SIGNIFICANT DEVELOPMENTS IMPACTING OPERATIONS

Termination of InterMune Joint Development and Commercialization Agreement
--------------------------------------------------------------------------

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

RESEARCH AND DEVELOPMENT ACTIVITIES

       Since we began operations in December 1995, through MoliChem R&D we devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of pulmonary diseases and generated no revenues from product sales. In addition, we engaged in development activities for a product for the treatment of sepsis based on our two compounds Moli56A and Moli56B. We had one product candidate, Moli1901 (commonly known as Duramycin), in Phase I clinical trials, while Moli56A and Moli56B were in the pre-clinical trials stage of development. We also began research to develop additional products based on the structure of Moli1901, but no additional products were ever developed by us.

Development of Moli1901
-----------------------

       The majority of our resources were used in the development of Moli1901. Moli1901 is currently in Phase I of clinical development to determine safe dose levels in healthy patients. We initiated Phase II clinical studies to determine the effectiveness of safe dose levels in patients with cystic fibrosis during the fourth quarter of 2002. Prior to the assignment of the Moli1901 technology to MoliChem R&D, we estimate that approximately $10 million was spent on its preclinical development. Through March 31, 2003 we spent approximately $4,850,000 in developing Moli1901. The majority of the development costs incurred during 2001 and 2002 were shared with InterMune under the joint development and commercialization agreement until the termination of that Agreement during the fourth quarter of 2002.

Development of Moli56A and Moli56B
----------------------------------

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

       Prior to the assignment of Moli56A and Moli56B to us, we estimate that approximately $1 million was spent on their preclinical development. Subsequent to such assignment, through March 31, 2003 we incurred approximately $497,000 related to the development of Moli56A and Moli56B.

SIGNIFICANT SOURCES OF REVENUE

Grant Revenue
-------------

       Prior to 2001, our revenues were derived from grants from the Cystic Fibrosis Foundation and the National Institutes of Health to develop Moli1901 for the treatment of cystic fibrosis. We received no grant revenue during the three months ended March 31, 2003 and 2002. Through March 31, 2003, we received a total of approximately $1,717,000 in revenue under these grants. Our primary source of revenue during 2002 was derived from payments from InterMune, Inc. for the sharing of development costs related to Moli1901.

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

                                                                    THREE MONTHS     THREE MONTHS
                                                                       ENDED             ENDED         INCEPTION TO
                                                                   MARCH 31, 2003   MARCH 31, 2002    MARCH 31, 2003
       Amortization of up front payments........................         $             $ 30,000        $1,500,000
                                                                         -----          -------         ---------
       Shared product development costs.........................         $ --           395,585         1,799,885
                                                                         -----          -------         ---------
       Total....................................................         $             $425,585        $3,299,885
                                                                         =====         ========        ==========

Milestone Payments and Product Revenues
---------------------------------------

         We were entitled to receive additional revenues related to each product developed under the Agreement as certain milestones in the development of Moli1901 were achieved. No milestone payments were ever earned or received.

SIGNIFICANT ELEMENTS OF COST

       Through March 31, 2003 our expenses consisted primarily of costs incurred in research and development related to Moli1901, and general and administrative costs associated with our operations.

Research and Development Costs
------------------------------

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES


The preparation of financial statements requires our management to make estimates and assumptions in a number of areas, including revenue recognition and reporting of research and development costs. Management evaluates the reasonableness of those estimates and assumptions on an ongoing basis, and makes changes as deemed appropriate. In the opinion of management, the critical accounting policies and underlying estimates described in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 continue to be relevant to the financial statements and disclosures included in this Report on Form 10-QSB.

FINANCIAL POSITION

       Our balance sheet at March 31, 2003 continued to demonstrate our lack of liquidity. Cash at March 31, 2003 had declined to $87,299 from $304,178 at December 31, 2002. Although our operating expenses were significantly lower during the three months ended March 31, 2003 than they were during the three months ended March 31, 2002, our lack of revenue, and payment of liabilities resulted in a decline in cash of $216,679 from the December 31, 2002 balance. Our operating activities used cash of $216,679 in the quarter ended March 31, 2003, compared to using cash of $826,491 in the quarter ended March 31, 2002.

       Accounts payable and accrued liabilities decreased from $839,392 at December 31, 2002 to $714,613 at March 31, 2003. The majority of these liabilities are amounts owed to outside contract research organizations for research conducted during 2002.

RESULTS OF OPERATIONS

THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Revenue
-------

We had no revenue for the three-month period ended March 31, 2003 compared to $425,585 for the three-month period ended March 31, 2002. All of the revenue recognized during 2002 resulted from the joint development agreement with InterMune, Inc. This agreement was terminated in December 2002.

Included in revenue from joint development agreement is amortization of the deferred up-front payments under the joint development and commercialization agreement with InterMune of $30,000 for the three-month period ended March 31, 2002.

Research and Development Costs
------------------------------

Research and development costs for the three-month period ended March 31, 2003 were $54,738 compared to $885,351 for the three month period ended March 31,2002. These costs consisted primarily of payments to contract research organizations, consultants, and internal personnel costs. The decline in research and development during 2003 reflects the curtailment of substantially all research activities pending additional funding. These costs will continue to be very limited in the future unless and until we raise additional funds, implement a development plan for the license agreement executed in connection with the sale of MRD, or acquire additional technologies for development.

General and Administrative Costs
--------------------------------

General and administrative costs were $76,574 for the three months ended March 31, 2003 compared to $421,030 for the three months ended March 31, 2002. This decrease reflects lower personnel costs, professional fees, accounting fees and travel costs resulting from scaling back all of our operations during 2003, and the reduced cost of administration and support costs.

Depreciation and Amortization
-----------------------------

Depreciation and amortization costs were nominal for the three month periods ended March 31, 2003 and 2002, totaling $2,627 and $1,926, respectively. The Company has minor investments in property and equipment and we expect depreciation and amortization to remain a small component of our cost structure.

Loss from Operations
--------------------

Loss from operations for three month periods ended March 31, 2003 and 2002 was $133,939 and $882,722, respectively. The decrease in revenue was offset by the decrease in research and development and general and administrative expenses due to scaling back operations.

Interest Expense
----------------

Interest expense for the three months ended March 31, 2003 and 2002 was $1,356 and $620, respectively. These costs have been consistently low reflecting low levels of borrowing by the Company.

Interest Income
---------------

Interest income for the three months ended March 31, 2003 and 2002 was $495 and $6,605, respectively. . This decrease resulted from the lower interest-bearing deposit balances and lower short-term interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the sale of MoliChem R&D subsequent to year end, the resulting license agreement, and the termination of our joint development agreement with InterMune, Inc. has significantly changed our business strategy.

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

We incurred a net loss of $134,800 in the quarter ended March 31, 2003, and we have incurred losses since our inception of $5,040,804. We currently have no planned sources of revenue and expect to continue to incur losses in the future.

At March 31, 2003 we had certain commercial commitments and contractual obligations that required us to incur expenses in the future. Subsequent to March 31, 2003 these commitments were transferred to Lantibio in connection with its acquisition of MoliChem R&D.

ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II--OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         No equity securities were sold by us during the period covered by this Report.

         During the period subsequent to this Report, in May 2003, we issued 5,500,000 shares to 5 persons pursuant to our May 5, 2003 Stock Purchase
Agreement. These shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

    EXHIBIT NO.                                 DESCRIPTION
        11                    Statement of Computation of Per Share Earnings
       99.1                Certificate of Chief Executive and Financial Officer

(b) Reports on Form 8-K

On January 10, 2003, we filed a Form 8-K dated January 7, 2003. Item 5 thereof referred to a press release contained therein as Item 7. The press release announced the receipt of Orphan Designation for the treatment of Cystic Fibrosis in Europe for duramycin (Moli1901).

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: June 3, 2003             MoliChem Medicines, Inc.

                                       By: /s/ Gilles Cloutier
                                          --------------------
                                       Gilles Cloutier
                                       President, Chief Executive and Accounting
                                       Officer

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

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.       presented  in  this   quarterly   report  my   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: June 3, 2003                     By:      /s/ Gilles Cloutier
                                                --------------------------
                                                Gilles Cloutier
                                           Chief Executive and Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT                                 DESCRIPTION
          NO.
          11                 Statement of Computation of Per Share Earnings*
         99.1              Certificate of Chief Executive and financial Officer

       *Included in financial statements filed herewith.