Form 10QSB
period 2003-06-30
MOLICHEM MEDICINES INC
filed 2003-08-19
CIK 1143932

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                        Commission File Number: 333-64430

                      MEDICAL LICENSING INTERNATIONAL CORP.
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

                            Molichem Medicines, Inc.
               100 Europa Drive, Suite 421, Chapel Hill, NC 27517
            (Former Name, Former Address, and Former Fiscal year if
                           Changed Since Last Report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of the Registrant's common stock outstanding at August 15, 2003 was 10,824,005.

       Transitional Small Business Disclosure Format:Yes [ ]  No [X]

===============================================================================

                      MEDICAL LICENSING INTERNATIONAL CORP.
                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                                                        PAGE

                  Special Note Regarding Forward Looking Statements .....................................3

                          PART I FINANCIAL INFORMATION

Item 1.           Financial Statements ..................................................................4
Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations......................................11
Item 3            Controls and Procedures...............................................................15

                            PART II OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.............................................15
Item 6.           Exhibits and Reports on Form 8-K......................................................15




                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                                                         PAGE
                                                                                                               ----


         Balance Sheet as of June 30, 2003 (unaudited)
         and December 31, 2002....................................................................................5

         Statements of Operations (unaudited)
         for the three and six months ended June 30, 2003 and 2002................................................6

         Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2003 and 2002..........................................................7

         Notes to Financial Statements (unaudited)................................................................8


                                           MEDICAL LICENSING INTERNATIONAL CORP
                                                     BALANCE SHEETS


                                                                        June 30, 2003         December 31, 2002
                                                                      -------------------     ------------------------
                                                                         (Unaudited)
                                    ASSETS

Current assets:
      Cash and equivalents                                            $           27,437      $               304,178
      Accounts receivable                                                              -                          300
      Prepaid assets                                                                   -                       69,231
                                                                      -------------------     ------------------------
              Total current assets                                                27,437                      373,709

Fixed assets, net                                                                      -                       38,020

Other assets                                                                           -                        7,515
                                                                      -------------------     ------------------------
                                                                      $           27,437      $               419,244
                                                                      ===================     ========================


             LIABILITIES AND STOCKHOLDERS DEFICIENCY

Current liabilities
      Accounts payable                                                $                -      $               819,270

      Accrued expenses                                                            46,075                       20,122
                                                                      -------------------     ------------------------
              Total current liabilities                                           46,075                      839,392

Stockholders' deficiency:
      Preferred stock - $0.0001 par value,  20,000,000 shares  authorized,  none
              issued and outstanding at June 30, 2003 and December 31, 2002            -                            -
      Common  stock  -  $0.0001  par  value,   80,000,000   shares   authorized,
              10,824,005  and 18,679,287  shares issued and  outstanding at June
              30, 2003 and December 31, 2002 respectively                          1,082                        1,868
      Additional paid in capital                                               1,940,983                    4,043,243
      Accumulated deficit                                                     (1,960,703)                  (4,465,259)
                                                                      -------------------     ------------------------
              Total stockholders' deficiency                                     (18,638)                    (420,148)
                                                                      -------------------     ------------------------
                                                                      $           27,437      $               419,244
                                                                      ===================     ========================


                 See notes to consolidated financial statements

                                          MEDICAL LICENSING INTERNATIONAL CORP.
                                                STATEMENTS OF OPERATIONS






                                                        Six Months Ended June 30,                 Three Months Ended June 30,
                                                        2003                  2002                 2003                  2002
                                                  -----------------     -----------------    -----------------     ----------------
                                                    (Unaudited)            (Unaudited)          (Unaudited)         (Unaudited)
                                                                           (Restated)                                (Restated)

General and administrative expenses               $         24,279      $        562,387     $            891      $        182,243
                                                  -----------------     -----------------    -----------------     ----------------
Loss from continuing operations                             24,279               562,387                  891               182,243
                                                  -----------------     -----------------    -----------------     ----------------
Loss from discontinued operations                          266,189             1,283,891              154,777               787,298
                                                  -----------------     -----------------    -----------------     ----------------
Loss before income taxes                                   290,468             1,846,278              155,668               969,541

Income taxes                                                     -                                          -
                                                  -----------------     -----------------    -----------------     ----------------
Net  loss                                         $        290,468      $      1,846,278     $        155,668      $        969,541
                                                  =================     =================    =================     ================


Basic and diluted net loss to common shareholders:
       Net loss per share -
             continuing operations                $               *     $            0.03    $               *     $           0.01
       Net loss per share -
             discontinued operations              $            0.02     $            0.07    $            0.01     $           0.04
                                                  -----------------     -----------------    -----------------     ----------------



             Net loss to common shareholder       $            0.02     $            0.10    $            0.01     $           0.05
                                                  =================     =================    =================     ================

Basic and diluted weighted average
     common shares outstanding                          14,729,946            18,590,889            15,054,059           18,679,287
                                                  ================      ================     ==================    ================


  *  - Amount is less than $0.01

                 See notes to consolidated financial statements

                                      MEDICAL LICENSING INTERNATIONAL CORP.
                                             STATEMENT OF CASH FLOWS


                                                                       Six Months Ended June 30,
                                                                       2003                 2002
                                                                  ----------------     ----------------
                                                                    (Unaudited)          (Unaudited)
Cash flow from operating activities:
      Net loss                                                    $     (290,468)      $   (1,846,278)
      Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
                  Depreciation and amortization                                -                4,481
                  Amortization of deferred stock
                  compensation                                                 -               22,166
      Changes in operating assets and liabilities:
          Accounts receivable                                                  -               76,994
          Prepaid expenses                                                     -              (20,765)
          Accounts payable                                                     -               45,931
          Accrued expenses                                               (33,466)             (13,000)
          Deferred revenue                                                     -             (180,000)
                                                                  ----------------     ----------------
      Net cash used in operating activities                             (323,934)          (1,910,471)
      Net cash used in discontinued operations                           (52,807)                   -
                                                                  ----------------     ----------------
                                                                        (376,741)          (1,910,471)
                                                                  ----------------     ----------------

Cash flows from investing activities:
      Purchases of property and equipment                                      -              (13,245)
                                                                  ----------------     ----------------

Cash flows from financing activities:
      Deferred financing costs                                                  -              (25,000)
      Issuance of common stock                                            100,000            1,500,000
                                                                 ------------------    ----------------
          Net cash provided (used) by financing activities                100,000            1,475,000
                                                                 ------------------    ----------------

Net increase (decrease) in cash and cash equivalents                     (276,741)            (448,716)

Cash and cash equivalents, beginning of period                            304,178            1,481,881
                                                                  -----------------    ----------------

Cash and cash equivalents, end of period                          $        27,437      $     1,033,165
                                                                  =================    ================

Supplemental disclosure of cash flow information: Cash paid for:
          Interest
                                                                  $           385      $         13,000
                                                                  =================    ================
          Taxes                                                   $            -       $          1,256
                                                                  =================    ================
Non-cash transactions:
      Net obligations disposed of through spin-off of
          Molichem R&D, Inc. May 6, 2003                          $       591,978      $              -
                                                                  =================    ================

                 See notes to consolidated financial statements

                      Medical Licensing International Corp.
                          Notes to Financial Statements
                                   (Unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         ORGANIZATION AND DESCRIPTION OF THE BUSINESS - Since its inception until the spin-off of its operating subsidiary on May 5, 2003, Medical Licensing International Corp. (the "Company") was known as Molichem Medicines, Inc., and operated as an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related
         conditions.    The   Company    conducted    these    development   and
         commercialization activities through its wholly owned subsidiary Molichem R&D, Inc. ("Molichem R&D"). On May 5, 2003, 100 percent of the stock of MoliChem R&D was transferred to Lantibio, Inc. in exchange for 13,355,282 shares of common stock of the Company held by Lantibio, Inc., and a license agreement providing certain rights to the intellectual property held by MoliChem R&D. In connection with this transaction all of the Company's assets and liabilities were transferred to MoliChem R&D, after which the Company's operations consist solely of holding a license from Molichem R&D, and maintaining its status as a public reporting entity.

         Molichem R&D, was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. ("Cortez") in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer. Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger. Cortez changed its name to Molichem Medicines, Inc. after completion of the merger. Subsequent to the reverse merger, Molichem R&D became a wholly-owned subsidiary of Molichem Medicines, Inc.

         BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $290,468 for the six months ended June 30, 2003, and used cash from continuing operations of $359,851 for that period. As set forth in Note 6, following the transfer of assets and liabilities to Lantibio, Inc., the Company had no assets or liabilities, and no revenue generating operations. These circumstances raise substantial doubt as to the Company's ability to continue to operate as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and initiate operations that will ultimately generate cash flows. The Company plans to pursue equity or debt financing to fund the cost of its basic infrastructure and future operations. In the event the Company is unable to obtain additional financing or generate cash from operations, it might not have sufficient funds to permit the Company to continue to operate for a year following June 30, 2003.

         The  accompanying   unaudited  consolidated  financial  statements  and
         related footnotes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary up to the date of spin-off. All significant intercompany balances and transactions have been eliminated in consolidation. Comparative financial data has been restated to reflect the operating results of the segment of the Company spun off on May 6, 2003 as operating results from discontinued operations. The Company previously accounted for the results of its operations as a development stage enterprise as such is defined in Statement of Financial Accounting Standard ("SFAS") No. 7. The Company is no longer a development stage enterprise effective May 5, 2003, the date it spun off Molichem R&D.

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary up until May 5, 2003, the date of the spin-off. All significant intercompany balances and transactions have been eliminated in consolidation.

         RECENTLY ISSUED ACCOUNTING STANDARDS:


         - In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

         - In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

         Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.


2.       DISCONTINUED OPERATIONS

         On May 5, 2003 the Company exchanged 100 percent of the stock of its wholly owned subsidiary, MoliChem R&D, Inc., for 13,355,282 shares of the Company's stock owned by Lantibios, Inc., a company owned by the former President and certain former shareholders of the Company. The Company also received a non-exclusive license (the "License Agreement") to develop, market, and sell certain products incorporating MoliChem R&D, Inc.'s compounds Moli56A and Moli56B. The License Agreement has a ten year term, provides for annual licensing fees of $1.00 payable by the Company on each anniversary of the License Agreement, a one time continuation payment of $500,000 payable on the first anniversary of the License Agreement, a one time milestone payment of $2,000,000 payable by the Company within 60 days of the approval of a product incorporating the technology encompassed by the License Agreement, and annual royalty payments equal to 6 percent of net sales related to the technology encompassed by the License Agreement. In addition, options to purchase a total of 1,637,114 shares of common stock were cancelled in connection with the transaction. In connection with the spin-off, all of the assets and liabilities of MoliChem Medicines, Inc. were transferred to MoliChem R&D, Inc. The Company does not expect to incur further costs in connection with the spin-off subsequent to the balance sheet date.

3.       EQUITY

         In May 2003, the Company issued 5,500,000 shares of common stock for $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. In May 2003 we exchanged all of the stock of our subsidiary MoliChem R&D, Inc. for 13,355,282 shares of our stock owned by Lantibio, Inc., a company owned by the former president and certain former shareholders of ours. As a result of the sale of Molichem R&D, Inc., the financial data for the three and six months ended June 30, 2002 has been restated. We also received a non-execlusive license to develop, market, and sell certain products incorporating MoliChem, R&D, Inc.'s compounds Moli56A and Moli56B. Prior to the exchange, all of the assets and liabilities of MoliChem Medicines, Inc. were transferred to MoliChem R&D, Inc. This sale of our operating subsidiary brought to an end our proposed business as a pharmaceutical company. Accordingly, the discussion below is primarily of historical significance only.

BACKGROUND

       We were incorporated in the state of Delaware on July 20, 1998 under the name of Cortez Development, Ltd. ("Cortez"). Our name was changed to MoliChem Medicines, Inc. on February 21, 2001, following a reverse merger effected on January 18, 2001. On January 18, 2001, MoliChem R&D acquired Cortez in a reverse merger in which Molichem R&D, Inc. was the accounting acquirer and Cortez was the legal acquirer. MoliChem R&D, Inc. was incorporated in the state of North Carolina on December 21, 1995 under the name of MoliChem Medicines, Inc. Its name was changed to MoliChem R&D, Inc. on April 6, 2001. In furtherance of our May 2003 sale of Molichem R&D Inc., and our change in business operations, on June 25, 2003 we changed our name to Medical Licensing International Corp. We have had no operating revenues since our inception.

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

SIGNIFICANT SOURCES OF REVENUE

GRANT REVENUE

       Prior to 2001, our revenues were derived from grants from the Cystic Fibrosis Foundation and the National Institutes of Health to develop Moli1901 for the treatment of cystic fibrosis. We received no grant revenue during the three months ended June 30, 2003 and 2002. Through June 30, 2003, we received a total of approximately $1,717,000 in revenue under these grants. Our primary source of revenue during 2002 was derived from payments from InterMune, Inc. for the sharing of development costs related to Moli1901.

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

SIGNIFICANT ELEMENTS OF COST

       Through June 30, 2003 our expenses consisted primarily of costs incurred in research and development related to Moli1901, and general and administrative costs associated with our operations.

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

FINANCIAL POSITION

       Our balance sheet at June 30, 2003 continued to demonstrate our lack of liquidity. Cash at June 30, 2003 had declined to $27,437 from $87,299 at March 31, 2003 and from $304,178 at December 31, 2002. Although our operating expenses were significantly lower during the three months ended June 30, 2003 than they were during the three months ended June 30, 2002, our lack of revenue, and payment of liabilities resulted in a decline in cash of $59,862 from the March 31, 2003 balance and $276,741 from the December 31, 2002 balance.

       Accounts payable and accrued expenses liabilities decreased from $839,392 at December 31, 2002 to $46,075 at June 30, 2003. The majority of these liabilities were amounts owed to outside contract research organizations for research conducted during 2002.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

REVENUE

Revenue for the three and six month periods ended June 30, 2003 was $0 and $0, respectively. This compares to $441,756 and $867,341, respectively, for the three-and six-month periods ended June 30, 2002. All of the revenue recognized during 2002 resulted from the joint development agreement with InterMune, Inc., and no grant revenue was recognized during the year. That agreement was terminated on December 2002.

Included in revenue from joint development agreement is amortization of the deferred up-front payments under the joint development and commercialization agreement with InterMune of $90,000 and $180,000 for the three and six month periods ended June 30, 2002.


GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs were $891 and $24,279 for the three and six months ended June 30, 2003 compared to $182,243 and $562,387 for the three and six months ended June 30, 2002. This decrease reflects lower personnel costs, professional fees, accounting fees and travel costs resulting from scaling back all of our operations during 2003, and the reduction of administration and support costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses were nominal for the three and six month periods ended June 30, 2003. For the three and six month periods ended June 30, 2002 depreciation and amortization expenses were $2,554 and $4,481 respectively.

LOSS FROM OPERATIONS

Net loss for three and six month periods ended June 30, 2003 was $155,668 and $290,468, respectively. Net loss for three month and six month periods ended June 30, 2002 was $969,541 and $1,846,278 respectively. The decrease in net loss was due to the scaling back of our operations that commenced in December 2002.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the sale of MoliChem R&D in May 2003, the resulting license agreement, and the termination of our joint development agreement with InterMune, Inc. has significantly changed our business strategy. As of June 30, 2003, the scope of our operations is significantly reduced, and we anticipate significantly reduced costs of operations given our current structure. However, we anticipate the need to raise additional capital during 2003 to maintain our status as a public reporting company, and to develop and execute a business plan that may include the acquisition of additional technologies or entities. This may involve sales of our equity or debt securities in merger or acquisition transactions.

We incurred a net loss of $155,668 in the quarter ended June 30, 2003. As of June 30, 2003 we have no planned sources of revenue and expect to continue to incur losses in the future.

At June 30, 2003 we had no commercial commitments and contractual obligations that required us to incur expenses in the future.

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

         In May 2003, we entered into a Stock Exchange Agreement with Molichem Medicines R&D, Inc., and Lantibio Inc. In connection therewith, Lantibio, Inc. delivered 13,355,282 shares of our common stock owned by it to us for cancellation.

         From July 2003 through the present we have engaged in a private offering of a minimum of 4,000,000 units and a maximum of 6,000,000 units at a price of $.25 per unit. Each unit consists of one share of our common stock and one-half common stock purchase warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $.375 per share for a period of two years from issuance. As of August 13, 2003 we have received subscriptions for an aggregate of 3,400,000 units. The offers were made in reliance on Regulation S or Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

    EXHIBIT NO.                                DESCRIPTION
       99.1                Certificate of Chief Executive and Financial Officer

(b)     Reports on Form 8-K

On April 9, 2003, we filed a Form 8-K dated April 4, 2003. Item 4 thereof referred to the charge in our independent certifying accountant from Deloitte & Touche, LLP to Rogoff and Company, P.C. On April 18, 2003, we filed a Form 8K/A dated April 4, 2003 to clarify certain information contained in the April 9, 2003 filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: August 18, 2003        Medical Licensing International Corp.

                                     By: /S/ GILLES CLOUTIER
                                       ----------------------------------------
                                     Gilles Cloutier
                                     President, Chief Executive and Accounting
                                     Officer

                                 CERTIFICATIONS

         I, Gilles Cloutier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Medical Licensing International Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date: August 18, 2003      By:      /S/ GILLES CLOUTIER
                                         --------------------------
                                         Gilles Cloutier
                                         Chief Executive and Financial Officer