Form 10QSB
period 2003-09-30
MEDICAL LICENSING INTERNATIONAL CORP
filed 2003-12-18
CIK 1143932

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

                For the quarterly period ended September 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________

                        Commission File Number: 333-64430

                             EMERGENSYS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                  33-0820923
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                        400 Jean-Lesage Blvd., Suite 045
                             Quebec, Quebec G1K, 8W1
          (Address of principal executive offices, including zip code)

                                 (418) 380-8911
              (Registrant's telephone number, including area code)

                      Medical Licensing International Corp.
                   (Former Name if Changed Since Last Report)

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of the Registrant's common stock outstanding at December 17 2003, was 31,124,005.

      Transitional Small Business Disclosure Format:      Yes [ ]       No [X]

================================================================================

                             EMERGENSYS CORPORATION
               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                    PAGE
               Special Note Regarding Forward Looking Statements .....................3

                                 PART I FINANCIAL INFORMATION

Item 1.        Financial Statements ..................................................4
Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations/Plan of Operation....16
Item 3         Controls and Procedures...............................................19

                                   PART II OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds.............................20
Item 4.        Submission of Matters to a Vote of Security Holders...................20
Item 5.        Other Information.....................................................21
Item 6.        Exhibits and Reports on Form 8-K......................................21

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation".

        In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


                       ITEM 1. FINANCIAL STATEMENTS PAGE
        Balance Sheet as of September 30, 2003 (unaudited)............................5

        Statements of Operations  for the three and nine months ended  September
        30,2003 and 2002 (unaudited) and for the period from
        December 22, 1995 (inception) to September 30, 2003 (unaudited)...............6

        Statements  of Cash Flows for the three and nine months ended  September
        30,2003 and 2002 (unaudited) and for the period from
        December 22, 1995 (inception) to September 30, 2003 (unaudited)..............7-8

        Notes to Financial Statements (unaudited).....................................9

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                      ASSETS
CURRENT ASSETS
    Cash                                                            $   586,911
    Prepaid expenses                                                    140,000
                                                                    -----------

       Total current assets                                             726,911

PROPERTY AND EQUIPMENT                                                   70,000
PURCHASED SOFTWARE                                                      780,000
SOFTWARE LICENSE RIGHTS                                               1,598,500
                                                                    -----------

             TOTAL ASSETS                                           $ 3,175,411
                                                                    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $    50,000
                                                                    -----------

       Total current liabilities                                         50,000
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $0.0001 par value
       20,000,000 shares authorized
       no shares issued or outstanding                                       --
    Common stock, $0.0001 par value
       80,000,000 shares authorized
       10,824,005 shares issued and outstanding                           1,082
    Common stock committed, 20,300,000 shares                         3,198,500
    Additional paid-in capital                                        1,940,983
    Deficit accumulated during the development stage                 (2,015,154)
                                                                    -----------

          Total shareholders' equity                                  3,125,411
                                                                    -----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 3,175,411
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
                         AND FOR THE PERIOD FROM DECEMBER 22 1995 (INCEPTION) TO
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                             For the
                                                                                                           Period from
                                                                                                           October 19,
                                                                                                               1995
                              For the Three Months Ended               For the Nine Months Ended         (Inception) to
                                     September 30,                           September 30,                September 30,
                           --------------------------------        --------------------------------        ------------
                               2003                2002                2003                2002                2003
                           ------------        ------------        ------------        ------------        ------------
OPERATING EXPENSES
   General and
     administrative
     expenses              $     54,451        $    159,171        $     78,730        $    721,560        $    837,399
                           ------------        ------------        ------------        ------------        ------------

LOSS FROM CONTINUING
   OPERATIONS                   (54,451)           (159,171)            (78,730)           (721,560)           (837,399)

LOSS FROM
   DISCONTINUED
   OPERATIONS                        --            (368,686)           (266,189)         (1,652,575)         (4,413,523)
                           ------------        ------------        ------------        ------------        ------------

NET LOSS                   $    (54,451)       $   (527,857)       $   (344,919)       $ (2,374,135)       $ (5,250,922)
                           ============        ============        ============        ============        ============

BASIC AND DILUTED
   LOSS PER SHARE
     Continuing
       operations          $         --        $      (0.01)       $      (0.00)       $      (0.04)
     Discontinued
       operations                    --               (0.02)              (0.02)              (0.09)
                           ------------        ------------        ------------        ------------

TOTAL LOSS PER SHARE       $         --        $      (0.03)       $      (0.02)       $      (0.13)
                           ============        ============        ============        ============

   WEIGHTED-AVERAGE
     COMMON SHARES
     OUTSTANDING             15,464,222          18,679,287          16,358,639          18,620,674
                           ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) AND FOR THE PERIOD FROM DECEMBER 22, 1995 (INCEPTION) TO SEPTEMBER 30, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              For the
                                                                                             Period from
                                                                                             December 22,
                                                          For the Nine Months Ended              1995
                                                                September 30,               (Inception) to
                                                        ------------------------------       September 30,
                                                           2003                2002             2003
                                                        -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                  $   (78,730)       $(2,374,135)       $  (837,399)
   Adjustments to reconcile net loss
     from continuing operations to net
     cash used in operating activities
       Depreciation and amortization                             --              7,058                 --
       Amortization of deferred stock
         compensation                                            --             30,499                 --
       Note discount amortization                                --                 --                 --
       Stock-based compensation expense                          --                 --                 --
       (Increase) decrease in
         Accounts receivable                                 (3,722)           435,500             (3,722)
         Income taxes receivable                                 --                 --                 --
         Deferred tax assets                                     --                 --                 --
         Prepaid assets                                    (140,000)           (18,001)          (140,000)
         Other assets                                            --                 --                 --
       Increase (decrease) in
         Accounts payable and accrued
           expenses                                         (80,185)           (75,355)              (644)
         Deferred revenue                                        --           (270,000)                --
         Accrued income taxes                                    --            (36,125)                --
                                                        -----------        -----------        -----------

Net cash used in continuing operations                     (302,637)        (2,300,559)          (981,765)
Net cash used in discontinued operations                   (264,630)                --         (2,307,739)
                                                        -----------        -----------        -----------

Net cash used in operating activities                      (567,267)        (2,300,559)        (3,289,504)
                                                        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (70,000)           (15,577)          (128,981)
   Purchase of software                                    (780,000)                --           (780,000)
   Other assets                                                  --                 --            (10,106)
                                                        -----------        -----------        -----------

Net cash used in investing activities                      (850,000)           (15,577)          (919,087)
                                                        -----------        -----------        -----------


   The accompanying notes are an integral part of these financial statements.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED) AND FOR THE PERIOD FROM DECEMBER 22, 1995 (INCEPTION) TO SEPTEMBER 30, 2003
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              For the
                                                                                             Period from
                                                                                             December 22,
                                                          For the Nine Months Ended              1995
                                                                September 30,               (Inception) to
                                                        ------------------------------       September 30,
                                                           2003                2002             2003
                                                        -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loan payable                           $        --        $        --        $   120,000
   Repayment of loan payable                                     --                 --           (120,000)
   Issuance of stock in reverse merger                           --                 --          1,494,489
   Issuance of common stock                               1,700,000          1,500,000          3,301,013
                                                        -----------        -----------        -----------

New cash provided by financing activities                 1,700,000          1,500,000          4,795,502
                                                        -----------        -----------        -----------

Net increase (decrease) in cash                             282,733           (816,136)           586,911

CASH, BEGINNING OF PERIOD                                   304,178          1,481,881                 --
                                                        -----------        -----------        -----------

CASH, END OF PERIOD                                     $   586,911        $   665,745        $   586,911
                                                        ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   INCOME TAXES PAID                                    $        --        $    13,000        $    61,000
                                                        ===========        ===========        ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On September 16, 2003, the Company entered into a software license agreement with a Canadian corporation. In consideration of the grant of the license, the Company committed to issue 12,900,000 shares and 1,000,000 shares of its restricted common stock to the Canadian corporation and to certain employees of the Canadian company, respectively. The shares have been valued at $0.115, or $1,598,500.


   The accompanying notes are an integral part of these financial statements.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

        General

        Since its inception until the spin-off of its operating subsidiary on May 5, 2003, Emergensys Corporation, formerly known as Medical Licensing International Corp., (the "Company") was known as Molichem Medicines, Inc. and operated as an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions.

        The Company conducted these development and commercialization activities through its wholly owned subsidiary Molichem R&D, Inc. ("Molichem R&D"). On May 5, 2003, 100 percent of the stock of MoliChem R&D was transferred to Lantibio, Inc. in exchange for 13,355,282 shares of common stock of the Company held by Lantibio, Inc., which were subsequently cancelled by the Company, and a license agreement providing certain rights to the intellectual property held by MoliChem R&D. In connection with this transaction all of the Company's assets and liabilities were transferred to MoliChem R&D, after which the Company's operations consist solely of holding a license from Molichem R&D, and maintaining its status as a public reporting entity.

        Molichem R&D, was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. ("Cortez") in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer. Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger. Cortez changed its name to Molichem Medicines, Inc. after completion of the merger. Subsequent to the reverse merger, Molichem R&D became a wholly-owned subsidiary of Molichem Medicines, Inc. Medical Licensing International, Inc. changed its name to Emergensys Corporation on November 21, 2003.

        License Agreement

        Effective  September  16,  2003,  the  Company  entered  into a Software
        License Agreement (the "License Agreement") with 3720161 Canada Corporation, a Canadian corporation doing business under the name of Mobilair Integration ("Mobilair"). Mobilair is a leading developer of technological solutions (hardware and software) that integrate new concepts for public safety and security management systems. The License Agreement provides the Company with an exclusive, worldwide, royalty-free, perpetual license to use, offer and distribute Mobilair's software for public safety and security management systems and all modifications, enhancements, and replacements thereof and additions thereto related to the public safety and security market.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (CONTINUED)

        License Agreement (Continued)

        The public safety and security market is the market covering police, fire, ambulance and environmental services provided by federal, state, provincial, municipal or local public authorities. In consideration of the grant of the License, the Company committed to issue to Mobilair and certain of its employees, 12,900,000 shares and 1,000,000 shares, respectively, of its restricted common stock. The shares have been valued at $0.115, or $1,598,500.

        Effective September 24, 2003 the Company's board of directors was increased from one to five members and Gilles Cloutier resigned as the Company's sole executive officer. Daniel Veilleux, Louis Lessard, Jean Guy Lambert, and Stuart Gauld were appointed as directors to fill the vacancies created by the increase in the size of the board. Daniel Veilleux was appointed as the Company's president and chief executive officer, Bruno Lemay as the Company's treasurer and chief financial officer and Mario Jacob as the Company's secretary to fill the vacancies created by Mr. Cloutier's resignation. Mr. Veilleux is the founder, principal shareholder and president of Mobilair.

NOTE 2 - DISCONTINUED OPERATIONS

        On May 5, 2003 the Company exchanged 100 percent of the stock of its wholly owned subsidiary, MoliChem R&D, Inc., for 13,355,282 shares of the Company's stock owned by Lantibio, Inc., a company owned by the former President and certain former shareholders of the Company. The Company also received a non-exclusive license (the "License Agreement") to develop, market, and sell certain products incorporating MoliChem R&D, Inc.'s compounds Moli56A and Moli56B.

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

        In addition, options to purchase a total of 1,637,114 shares of common stock were cancelled in connection with the transaction. In connection with the spin-off, all of the assets and liabilities of MoliChem Medicines, Inc. were transferred to MoliChem R&D, Inc. The Company does not expect to incur further costs in connection with the spin-off.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        Going Concern

        The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As set forth in Note 2, following the transfer of assets and liabilities to Lantibio, Inc., the Company had no assets or liabilities, and no revenue generating operations. These circumstances raise substantial doubt as to the Company's ability to continue to operate as a going concern.

        The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and initiate operations that will ultimately generate cash flows. The Company plans to pursue equity or debt financing to fund the cost of its basic infrastructure and future operations. In the event the Company is unable to obtain additional financing or generate cash from operations, it might not have sufficient funds to permit the Company to continue to operate for a year following September 30, 2003.

        Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary up to the date of spin-off. All significant intercompany balances and transactions have been eliminated in consolidation. Comparative financial data has been restated to reflect the operating results of the segment of the Company spun off on May 5, 2003 as operating results from discontinued operations.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Development Stage Enterprise

        The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to establishing its new business and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

        Property and Equipment

        Property and equipment is stated at cost. Depreciation is calculated utilizing the straight-line method over the estimated useful lives of the assets of three years.

        Purchased Software

        Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," internally developed software and software purchased from third parties are capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over five years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product.

        At each balance sheet date, the unamortized capitalized cost of computer software on a product-by-product basis is evaluated by comparing it to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off. Amortization charges were not incurred during the three and nine months ended September 30, 2003 since the Company is still in the development stage.

        Software License Rights

        Software license rights are stated at cost. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the rights were determined to have a five year life and will be amortized using the straight-line method. Amortization charges were not incurred during the three and nine months ended September 30, 2003 since the Company is still in the development stage.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


        Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates long-lived assets, including intangibles assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company's overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

        Loss per Share

        The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE (CONTINUED)

        The following potential common shares have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2003 and 2002 because they are anti-dilutive:

                                                        2003               2002
                                                      -----------       -----------
                                                      (unaudited)       (unaudited)
        Warrants issued in private placement          3,200,000                 --
        Stock options                                        --          2,149,248


        Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Recently Issued Accounting Pronouncements

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. This statement is not applicable to the Company.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.

                                                          EMERGENSYS CORPORATION
                      (FORMERLY KNOWN AS MEDICAL LICENSING INTERNTATIONAL CORP.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                  SEPTEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------



NOTE 4 - COMMITMENTS AND CONTINGENCIES

        Service Agreement

        On September 16, 2003, the Company entered into a service agreement with 3720161 Canada Corporation, a Canadian corporation doing business under the name of Mobilair Integration ("Mobilair"). The Company will be the service provider for Mobilair in connection with a software license agreement in order to design, develop, deploy, and maintain certain software assets. The term of the contract is for six months, commencing on October 1, 2003, for consideration of $100,000 per month. The Company will provide 10 people who will be available to complete all modifications to the software for sales around the world.

        The service agreement also includes the purchase of a Web site, design and conception of the product in different languages, worldwide market studies, and translation and documentation of the software in English, Spanish, and Portuguese. The Company recorded $140,000 in prepaid marketing, $70,000 in property and equipment, and $780,000 in purchased software related to this contract.

NOTE 5 - SHAREHOLDERS' EQUITY

        In May 2003, the Company issued 5,500,000 shares of common stock for $100,000.

        Between July and September 2003, the received $1,600,000 in exchange for its commitment to issue 6,400,000 units, 2,000,000 of which are committed to be issued to certain related parties. Each unit consisted of one share of the Company's common stock and a warrant to purchase one half share of the Company's common stock. Each full warrant has an exercise price of $0.375, vests immediately, and expires two years from the date of issuance.

NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company uses the services and some of the employees of an affiliated company and has its executive offices at the offices of the affiliate. The Company does not pay any amount to or for the employees of the affiliate or any rent for these offices. The Company reimburses the affiliate for documented out-of-pocket expenses incurred on its behalf.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. In May 2003, we exchanged all of the stock of our subsidiary MoliChem R&D, Inc. for 13,355,282 shares of our stock owned by Lantibio, Inc., a company owned by the former president and certain former shareholders of ours. As a result of the sale of Molichem R&D, Inc., the financial data for the three and nine months ended September 30, 2002 has been restated. We also received a non-execlusive license to develop, market, and sell certain products incorporating MoliChem R&D, Inc.'s compounds Moli56A and Moli56B. Prior to the exchange, all of our assets and liabilities were transferred to MoliChem R&D, Inc. This sale of our operating subsidiary brought to an end our proposed business as a pharmaceutical company. Effective September 16, 2003, the date we entered into a Software License Agreement with 3720161 Canada Corporation (the "License Agreement"), we have devoted our resources to the exploitation of the related license. Accordingly, the discussion below as it relates to period to period comparisons is primarily of historical significance only.

We were incorporated in the state of Delaware on July 20, 1998 under the name of Cortez Development, Ltd. ("Cortez"). Our name was changed to MoliChem Medicines, Inc. on February 21, 2001, following a reverse merger effected on January 18, 2001. On January 18, 2001, MoliChem R&D, Inc. acquired Cortez in a reverse merger in which Molichem R&D, Inc. was the accounting acquirer and Cortez was the legal acquirer. MoliChem R&D, Inc. was incorporated in the state of North Carolina on December 21, 1995 under the name of MoliChem Medicines, Inc. Its name was changed to MoliChem R&D, Inc. on April 6, 2001. In furtherance of our May 2003 sale of Molichem R&D, Inc., and our change in business operations, on June 25, 2003 we changed our name to Medical Licensing International Corp. Further to the execution of the License Agreement, on November 21, 2003 we changed our name to EmergenSys Corporation. We have had no operating revenues since our inception.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition and impairment of intangibles. We use authoritative pronouncements, historical experience, belief of what could occur in the future and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements. We apply our estimates and judgments consistently for all periods presented.

Purchased Software

Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," internally developed software and software purchased from third parties are capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs are amortized on a product-by-product basis typically over five years using the greater of the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the product.

At each balance sheet date, the unamortized capitalized cost of computer software on a product-by-product basis is evaluated by comparing it to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off. Amortization charges were not incurred during the three and nine months ended September 30, 2003 since the Company is still in the development stage.

Intangible Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates long-lived assets, including intangibles assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less then the assets' carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company's overall business and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2003 and September 30, 2002, we had total revenue of $0 and $430,533, respectively. For the nine-month periods ended September 30, 2003 and September 30, 2002, we had total revenue of $0 and $1,297,875, respectively. The decrease in total revenue for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 was due to the December 2002 termination of our agreement with InterMune, Inc. for the joint development and commercialization of Moli901 and to the restatement related to the sale of Molichem R&D, Inc.

Our total expenses for the three-month periods ended September 30, 2003 and September 30, 2002 were $54,451 and $159,171, respectively. Our total expenses were $78,730 for the nine-month period ended September 30, 2003 and $721,560 for the nine-month period ended September 30, 2002. The decrease in total expenses for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 was due to the scaling back of our operations during 2003 which resulted in lower personnel expenses, professional fees, and administrative and support expenses.

For the three-month periods ended September 30, 2003 and September 30, 2002, we had net losses of $54,541 and $527,857 or $.01 and $.03 per share, respectively. For the nine-month periods ended September 30, 2003 and Sept 30, 2002 we had net losses of $344,919 and $2,374,135 or $.02 and $.13 per share, respectively. We attribute the losses for the three and nine month periods ended September 30, 2003 to reorganization costs. During the nine month period ended September 30, 2003, we incurred non-recurring costs associated with discontinued operations of $266,189.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred losses since the inception of our business. We have been dependent on acquisitions and funding from private lenders and investors to conduct operations. As of September 30, 2003 we had an accumulated deficit of $2,015,154. As of September 30, 2003, we had total current assets of $726,911 and total current liabilities of $50,000 or positive working capital of $676,911.

During the three month period ended September 30, 2003 we obtained equity financing of $1,600,000. These sums were used to provide financing for our activities related to the software license.

PLAN OF OPERATION

We were incorporated in the State of Delaware on July 20, 1998 under the name of Cortez Development Ltd. Our name was changed to Molichem Medicines, Inc. on February 21, 2001, to Medical Licensing International Corp. on June 25, 2003 and to EmergenSys Corporation on November 21, 2003. We were a development stage pharmaceutical company until the May 2003 sale of our then operating subsidiary, Molichem R&D Inc. Since September 16, 2003, the date of our Software License Agreement and our Service Agreement with 3720161 Canada Corporation, we have devoted our financial and human resources to the development and marketing of the software products related to the software license.

Through our service agreement with 3720161 Canada Corporation, a Canadian corporation doing business as Mobilair Integration, we have been modifying the software to make it adaptable for use in North America, South America and other markets. The software developed by Mobilair Integration had been developed in French solely for use in Quebec Province. To complete the development of our proposed software products related to the software license, engage in related marketing activities and conduct general business operations, we will be required to raise an estimated $1,500,000 to $2,000,000 over the next twelve months. These proceeds will be used for:

        o       The    recruitment    and    training    of   a    network    of
                Value-Added-Resellers in the United States;

        o The formation of a small direct marketing team and a training team;

        o The hiring of several administrative personnel and support staff;

        o The completion of our software products for sale in the United States and internationally;

        o       The opening of one or two satellite offices; and

        o       General and administrative expenses.

We intend to achieve our required financing through sales of our equity or debt securities. No assurance can be given that we will be successful in this regard or that if achieved, we will do so on favorable terms. Our failure to raise funds as and when needed will delay our ability to complete our product development and marketing plans and achieve operating revenues.

We expect to add five to ten employees over the next twelve months. No significant research and development expenses are planned for the next twelve months, nor are any major purchases of plant and equipment contemplated.

We believe that $1,500,000 to $2,000,000 of additional capital will allow us to operate for the next twelve months and engage in our planned activities. Most of the product development related to the licensed technology has been completed. We intend to enter into sub-contracting arrangements with Mobilair Integration and others with respect to our additional technical requirements. After we complete our initial products we will look to complement and expand these product offerings. Further licensing or acquisition of technologies will require additional funds. Moreover, if significant orders are received over the next twelve months, additional funds could be required for accelerating our business plan as well as providing funds for bonding arrangements that are often a condition of larger contracts.

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

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Singer Lewak Greenbaum & Goldstein LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Singer Lewak Greenbaum & Goldstein LLP to perform any non-audit services in 2003.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 16, 2003 we entered into a Software License Agreement with 3720161 Canada Corporation, a Canadian corporation doing business under the name of Mobilair Integration. In consideration of the License Agreement, as amended, we are obligated to issue an aggregate of 13,900,000 shares of our common stock including 9,030,000 shares to Mobilair Integration; 3,810,000 shares to Dominion Investments Ltd., an assignee of Mobilair Integration; and 1,000,000 shares to certain employees of Mobiliar Integration. The 13,900,000 shares have not yet been issued but are expected to be issued shortly. For purposes of the disclosure on the number of shares of our common stock outstanding, as set forth on the cover of this Quarterly Report, we are treating these shares as being issued and outstanding. The issuances of these shares will be made in reliance on Regulation S under the Securities Act of 1933, as amended, and in one instance, Section 4(2) under the Securities Act of 1933, as amended.

Effective September 26, 2003 we completed a private offering whereby we sold 6,400,000 units at $.25 per unit or $1,600,000 on an aggregate basis to 16 persons. 2,000,000 of the units were sold to affiliates of the Company. Each unit consisted of one share of common stock and one half common stock purchase warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $.375 per share for a period of two years from the date of issuance. The 6,400,000 shares subscribed for have not yet been issued but are expected to be issued shortly. For purposes of the disclosure of the number of shares of our common stock outstanding, as set forth on the cover of this Quarterly Report, we are treating these shares as being issued and outstanding. Sales to 14 of the subscribers were made to non-US persons in reliance on Regulation S under the Securities Act of 1933, as amended. Sales to 2 of the subscribers were made to accredited US investors in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By consent, shareholders of record on September 16, 2003 holding an aggregate of 7,500,000 of our 10,824,005 then outstanding shares, approved the form of and filing of our Amended and Restated Certificate of Incorporation, which was filed with the Delaware Secretary of State on November 21, 2003.

ITEM 5. OTHER INFORMATION

Effective  September  16, 2003 we entered into a Service  Contract  with 3720161
Canada corporation, a Canadian corporation doing business as Mobilair Integration. This agreement is intended to enable us to commence the exploitation of the exclusive software license related to public safety management systems granted to us by Mobilair Integration. The services covered by this agreement include:

        o       website  design,   development,   maintenance  and  hosting;

        o       packaging of public safety  applications;

        o       worldwide  marketing  services;

        o       translation  of software into multiple  languages;

        o       design  and  conception  of  product   briefs  and   multi-media
                presentations;

        o       product localization for 30 countries; and

        o document translations, including system documentation, user manuals, and training manuals into multiple languages.

In consideration for these services, all of which are to be provided not later than December 31, 2003, we paid $1,000,000 to Mobilair Integration. Pursuant to the Service Contract, for the six month period that commenced October 1, 2003, we are also paying Mobilair Integration $100,000 per month for providing us with the services of 10 persons with the expertise, capacity and experience to support our activities during this period. Among other things, these persons are assisting us with making certain of the software modifications required to enable us to sell the licensed product worldwide.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                                   DESCRIPTION
3.1               Amended  and  Restated   Certificate   of   Incorporation   of
                  Registrant  as filed with the  Delaware  Secretary of State on
                  November 21, 2003 10.1  Amendment,  dated as of September  16,
                  2003 to Software  License  Agreement  between  Registrant  and
                  3720161 Canada Corporation

10.2              Service  Agreement  dated as of  September  16,  2003  between
                  Registrant   and   3720161   Canada   Corporation   31.1  Rule
                  13(a)-14(a)/15(d)-14(a)  Certification of Principle  Executive
                  Officer

31.2              Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principle
                  Financial Officer

32.1              Rule 1350 Rule 1350Certification of Chief Executive Officer

32.2              Rule 1350 Certification of Chief Financial Officer


(b) Reports on Form 8-K

On September 30,2003 we filed a Form 8-K dated September 16, 2003. Item 5 thereof referred to the September 16, 2003 Software License Agreement between us and 3720161 Canada Corporation and to changes in our board and management

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: December 17, 2003              EmergenSys Corporation

                                            By: /s/ Daniel Veilleux
                                                -----------------------
                                            Daniel Veilleux
                                            President, Chief Executive Officer