Form 10KSB
period 2003-12-31
EMERGENSYS CORP
filed 2004-04-14
CIK 1143932

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ___________ to ___________

                        Commission File Number: 333-64430

                             EMERGENSYS CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                   33-0820923
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                        400 Jean Lesage Blvd., Suite 045
                             Quebec, Quebec G1K 8W1
          (Address of principal executive offices, including zip code)

                                 (418) 380-8911
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State registrant's revenues for its most recent fiscal year:  $0.

As of April 2, 2004, there were 30,124,005 shares of the registrant's common stock issued and outstanding. Of these, 9,940,146 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $3,081,445 based on the closing price of $0.31 for the registrant's common stock on April 2, 2004.

Transitional Small Business Disclosure Format (check one):   Yes |_|;  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

================================================================================


                                TABLE OF CONTENTS
                                                                                                                       Page

Forward-Looking Information..........................................................................................     3

PART I

  Item 1.        Business............................................................................................     3

  Item 2.        Property............................................................................................     8

  Item 3.        Legal Proceedings...................................................................................     8

  Item 4.        Submission of Matters to a Vote of Security Holders.................................................     9

PART II

  Item 5.        Market for Common Equity and Related Stockholder Matters............................................     9

  Item 6.        Plan of Operation...................................................................................     11

  Item 7.        Financial Statements................................................................................     12

  Item 8.        Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure............................................................................     12

  Item 8A.       Controls and Procedures.............................................................................     12

PART III

  Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                 Exchange Act........................................................................................     15

  Item 10.       Executive Compensation..............................................................................     17

  Item 11.       Security Ownership of Certain Beneficial Owners and Management......................................     19

  Item 12.       Certain Relationships and Related Transactions......................................................     22

  Item 13.       Exhibits and Reports on Form 8-K....................................................................     23

  Item 14.       Principal Accountant Fees and Services..............................................................     25


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


                                     PART I

ITEM 1.    BUSINESS

OVERVIEW OF BUSINESS AND SIGNIFICANT RECENT DEVELOPMENTS

We were incorporated in the state of Delaware on July 20, 1998 under the name of Cortez Development, Ltd. ("Cortez"). Our name was changed to MoliChem Medicines, Inc. on February 21, 2001, following a reverse merger effected on January 18, 2001. On January 18, 2001, Molichem R&D, Inc. ("MRD") acquired Cortez in a reverse merger in which MRD was the accounting acquirer and Cortez was the legal acquirer. MRD was incorporated in the state of North Carolina on December 21, 1995 under the name of MoliChem Medicines, Inc. Its name was changed to MoliChem R&D, Inc. on April 6, 2001. Subsequent to the reverse merger, MRD, the operating company, acted as a wholly owned subsidiary of MoliChem Medicines, Inc. In May 2003, MoliChem Medicines, Inc. sold MRD to Lantibio, Inc., a company owned by certain former officers, directors and shareholders of ours. In June 2003, MoliChem Medicines, Inc. changed its name to Medical Licensing International Corp. ("MLSI"). In December 2003, MLSI changed its name to EmergenSys Corporation.

From our inception until May 2003 we operated as an early stage pharmaceutical company. From September 2003 through the present we are operating as a developer of public safety and security management systems. Since our inception, we have had no operating revenues. As of December 31, 2003 we had an accumulated deficit of $2,507,776. We were unable to adequately fund or complete the development of any of our proposed pharmaceutical products and anticipated that we would continue to incur operating losses until such time, if ever, that our compounds were fully developed, approved and successfully marketed. Consequently, in May 2003, we entered into a series of transactions involving changes in our management and the sale of our operating subsidiary, Molichem R&D, Inc., including all of our assets and liabilities, to a corporation owned by former officers, directors and shareholders of ours. Effective May 5, 2003, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Gilles Cloutier, ("GC") Jean Guy Lambert ("JGL") Group Intercapital, Inc., ("GIC") Gestion CM 2000, Inc., ("Gestion") David Lambert, ("DL") and Chantal Lambert ("CL"). In consideration of the Stock Purchase Agreement, JGL, GIC, Gestion, DL and CL (singly and collectively the "Purchasers") placed $100,000 in escrow to fund expenses related to our reorganization including, but not limited to, payments to our former auditors, former corporate securities counsel, patent and trademark counsel, new auditors, and new corporate and securities counsel. The Stock Purchase Agreement further provided for the issuance of an aggregate of 5,500,000 restricted shares of our common stock to the Purchasers (the "Funding Shares"), the resignation of Luis Molina as our president and CEO and Richard Martin as our CFO, and the appointment of Gilles Cloutier as our sole executive officer and as director. The Funding Shares were given anti-dilution rights with respect to any reverse stock splits or recapitalizations effected by us before May 5, 2004. In the event any reverse stock splits or recapitalizations were effected by us before May 5, 2004, the Funding Shares would not be reduced in number by more than 50%, such that as of May 5, 2004, the number of Funding Shares outstanding would not have been reduced to less than 2,750,000. Effective March 31, 2004, the holders of the Funding Shares agreed to the termination of the anti-dilution provision and waived all rights granted to them thereunder.

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

Immediately prior to the sale of MRD, all of our assets and liabilities were assigned to and assumed by MRD. Pursuant to the Stock Exchange Agreement the Lantibio Shares were delivered to us for cancellation, the License Agreement was executed, and an aggregate of 1,637,114 of our then outstanding 1,767,860 stock options were cancelled. The cancelled stock options represented all stock options owned by Luis Molina, Terry Williams, Richard Franco, Richard Martin, Ronald Keeney, Jacques Gagne, Vatche Tchakmakian, Gilles Cloutier, Jean Guy Lambert and Claude Gendron. In furtherance of the Stock Exchange Agreement, in June 2003 we changed our name to Medical Licensing International Corp.

The License Agreement made as of May 6, 2003 between MRD as Licensor and us as Licensee provided for the grant of a 10 year non-exclusive license to us to develop, market and sell products incorporating Moli56A and Moli56B with respect to the treatment of septic shock in non-human mammals. In consideration of the grant of the license, we are obligated to pay MRD (i) a licensing fee of $1 per year (the "Licensing Fee); (ii) an annual royalty equal to 6% of our net sales related to the licensed technology (Royalties"); (iii) a one time continuation payment of $500,000 payable on the first anniversary of the License Agreement (the "Continuation Payment"); and (iv) a one time milestone payment of $2,000,000 payable within 60 days of a product incorporating the licensed technology being approved in the field of use covered by the license, but in no event prior to the first anniversary of the License Agreement (the "Milestone Payment"). The License Agreement is subject to cancellation in the event we become insolvent, our assets are placed in the hands of a receiver, our assets are assigned for the benefit of creditors, we become the subject of bankruptcy proceedings, we take actions that publicly damage or reflect adversely on Licensor, or we fail to make payment of Licensing Fees, Royalties, the Continuation Payment or the Milestone Payment when due. Licensor's sole remedy for our failure to make the Continuation Payment or the Milestone Payment shall be to cancel the License Agreement. To date, we have been unable to exploit the license or, achieve revenues from the License Agreement with MRD. We do not expect to make the Continuation Payment when due. This will result in the loss of the License.

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

Effective September 16, 2003 we entered into a Software License Agreement (the "License Agreement") with 3720161 Canada Corporation, a Canadian corporation doing business under the name of Mobilair Integration ("Mobilair"). Mobilair is a leading developer of technological solutions (hardware and software) that integrate new concepts for public safety and security management systems. The
License Agreement provides us with an exclusive, worldwide, royalty-free, perpetual license to use, offer and distribute Mobilair's software for public safety and security management systems and all modifications, enhancements, and replacements thereof and additions thereto related to public safety and security market. The public safety and security market is the market covering police, fire, ambulance and environmental services provided by federal, state, provincial, municipal or local public authorities. In consideration of the grant of the License, in March 2004 we issued to Mobilair and LBJ Partners Inc. 9,030,000 shares and 3,870,000 shares, respectively, of our restricted common stock. Pending approval of the Quebec Securities Commission we are also required to issue an aggregate of 1,000,000 shares of our restricted common stock to certain Mobilair employees. The License Agreement further provided for Mobilair to assign to us its existing contracts related to the licensed technology. Not having heard of EmergenSys Corporation or having any familiarity with our background, Mobilair's contract partners were not receptive to such assignments and refused to effect them. Over time, these contract partners have been briefed regarding our operations and our role in the public safety and security management system market. We expect all or most of them to execute assignments to us on or before August 2004. Further, Mobilair has agreed to provide us with 50% of the gross revenues due to Mobilair under these contracts for the period January 1, 2004 through the date of the respective assignments.

Effective September 24, 2003 our board of directors was increased from one to five members and Gilles Cloutier resigned as our sole executive officer. Daniel Veilleux, Louis Lessard, Jean Guy Lambert, and Stuart Gauld were appointed as directors to fill the vacancies created by the increase in the size of the board. Daniel Veilleux was appointed as our president and chief executive officer, Bruno Lemay as our treasurer and chief financial officer and Mario
Jacob as our secretary to fill the vacancies created by Mr. Cloutier's resignation as a corporate officer. Mr. Veilleux is the founder, principal shareholder and president of Mobilair.

Effective September 16, 2003 we entered into a Service Contract with Mobilair Integration. This agreement enabled us to commence the exploitation of the exclusive software license related to public safety management systems granted to us by Mobilair Integration. The services covered by this agreement included:

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

In consideration for these services all of which have been provided, we paid $1,000,000 to Mobilair Integration. Pursuant to the Service Contract, for the six month period that commenced October 1, 2003 and ended March 31, 2004, we also paid Mobilair Integration $100,000 per month for providing us with the services of 10 persons with the expertise, capacity and experience to support our activities during such period. Among other things, these persons assisted us with making certain of the software modifications required to enable us to sell the licensed product worldwide.

On February 10, 2004 we entered into a licensing agreement with SeaQuest Technologies MKG Inc. ("Seaquest") of Rimouski Quebec whereby we acquired an exclusive, worldwide, perpetual license respecting SeaQuest's Coastal Network Management System technology. This system is a real time data acquisition management infrastructure system specialized for the needs of coastal monitoring of environmental conditions that affect navigation and operations in a port or seaway, such as water levels, currents, waves and weather. Pending approval from the Quebec Securities Commission, we are required to issue 2,000,000 shares of our common stock to Seaquest, including certain assignees of Seaquest, in exchange for the license. Seaquest has the further right to receive up to an additional 700,000 shares under the agreement based on contract revenues that we may receive related to the licensed technology. Seaquest is a developer of integrated technological solutions for improving the effectiveness of marine operations related to public safety and support systems. We believe the Seaquest technology is highly compatible with our own and anticipate that it will further our goal of becoming a global provider of integrated public safety systems. The technology which is the subject of the license agreement requires additional development with respect to the final version that we expect to commercialize. Effective December 31, 2003 we loaned $128,003 to Seaquest. The loan is payable on demand and was utilized by Seaquest to support its operations prior to the licensing agreement.

We are presently negotiating a software development agreement with Seaquest which is intended to enable us to further the development of Seaquest's products. Such an agreement would be expected to involve:

      o     the integration of all Seaquest software;
      o the integration of technologies presently used for maritime control operations (such as Vessel Traffic System (VTS), Automatic Identifier System (AIS), Environmental Monitoring System (EMS), Global Positioning System (GPS) and Electronic Display Integrated Systems);
      o     the integration of Emergency Crisis Management; and
      o     the dispatch of Emergency units.

No assurance can be given at this time that we will enter into a service agreement with Seaquest or that, if entered into, the desired results will be achieved.

On February 19th 2004, we acquired SCAN-R Urgence Inc. ("Scan R"), a Magog, Quebec corporation which had been a competitor of ours in Quebec province. The acquisition involved our purchase of all of the outstanding capital of Scan R from its two shareholders in exchange for:

      o     a cash payment of $15,000; and;
      o the issuance of an aggregate of 400,000 shares of our restricted common stock to the two shareholders and a key employee of Scan R.

Scan R employs 4 persons and has had minimal revenues, estimated to be approximately $82,000, during the past 12 months. During this period, Scan R has devoted most of its human and financial resources to software development related to 311 solutions for Quebec municipalities involving a non-emergency dispatch system.

SALES AND MARKETING

Our sales and marketing strategy involves the following:

      o     Direct sales in Canada;
      o     VAR sales in the US; and
      o     Joint venture and partnership arrangements.

      We have spent the past six months promoting our name and products to Canadian markets and explaining our relationship to Mobilair. We anticipate that by August 2004 we will be able to effect the assignment of most of the Mobilair contracts referred to in the September 16, 2003 Software License Agreement. Canadian sales of our products are expected to involve direct selling efforts between our sales representatives and the end users of our products. Our initial Canadian sales are expected to take place in Quebec province.

Our US operations commenced in January 2004 with the introduction of our VAR program in Forest Park, Illinois. To date, we have one VAR representative in the US and are negotiating with several others. The reception of our VAR program has been very positive. We have engaged two full-time managers to develop our VAR program.

Our international sales force presently consists of three consultants. Our international sales and marketing strategy will rely on feasibility studies which will help us identify potential partners and joint ventures, such as system integrators. Upon completion of these feasibility studies we intend to commence international sales of our public safety management systems.

SEASONAL ASPECTS

We do not expect to experience seasonal variation in our operating results.

RESEARCH AND DEVELOPMENT

During 2003 we made no expenditures on research and development.

CUSTOMERS

We do not expect any single customer to account for a significant portion of our revenues.

COMPETITION

Presently, we have systems in place in Forest Park, Illinois. Further, upon the assignment of contracts from Mobilair which is expected to take place by August 2004, we will have systems in place in Quebec. In Quebec, Mobilair's systems are being utilized by approximately 600 municipalities representing control of more than 50% of the market. The Forest Park system which was introduced by Mobilair in October 2002 is serving as our prototype system for US sales. We are presently engaging in software translation and product localization that will permit sales of our products in South America, Asia and eventually, throughout the world. Our principal competitors are software manufacturers and system integrators that provide system alternatives. Most of our competitors are considerably larger then we are in terms of total assets and resources. This will enable them to bring their own products to advanced stages of development and marketing with greater speed and efficiency than we can. We compete on the basis of price and product quality. There can be no assurance that our products will compete successfully or that we will obtain our expected level of market share.

GOVERNMENT REGULATION

In general, our products are not subject to governmental approvals or regulations. However, in order to market certain models, such as those related to firefighter systems, we need to be compliant with certain local or national standards. In the process of localizing our products for specific countries, we modify our products to meet such standards. In the United States, for example, we have implemented the NFRIS standards into our products.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact on the operation of our business.

EMPLOYEES

As of April 2, 2004 we had 15 employees including three executive officers, two US sales representatives, two international sales representatives, four development technicians, three administrative persons and one graphic designer. We plan to add additional employees as required for the expanded operation of our business including those required for project management and business development.

PATENTS, TRADEMARKS AND LICENSES

      As more fully described in "Item 1 Business-Overview of Business and Significant Recent Developments" we are the licensee under license agreements with each of Molichem R&D, Inc. ("MRD"), Mobilair Integration ("Mobilair") and Seaquest Technologies MKG Inc. ("Seaquest"). The Mobilair and Seaquest licenses are the foundation for our business as a developer and provider of public safety and security management systems. The MRD license relates to our prior business as an early stage pharmaceutical company. We do not expect to be able to exploit or benefit from the MRD license.

      The software which is the subject of the Mobilair and Seaquest licenses is not patentable. We make every effort to protect the licensed technology, however, by protecting the source codes related to the software. We also rely on password protection and encrypted source codes. No assurances can be given that our competitors will not develop technologies similar to ours.

      Through the present we have not sought any trademark or tradename protection. We do intend, however, to seek tradename protection in both the United States and Canada for our "EmergenSys" name during the fourth quarter of 2004.

                                ITEM 2. PROPERTY

      We utilize approximately 3,700 square feet of office space at 400 Jean Lesage Blvd., Suite 045, Quebec, Quebec G1K 8W1 at the rate of $3,000 per month pursuant to a sublease with Mobilair Integration which runs through March 24, 2005. The overlying lease under which Mobilair Integration is the tenant covers approximately 11,000 square feet of space and expires February 28, 2010. We consider this space to be adequate for our current and anticipated future needs. If needed additional space is available in the same building.

                            ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the Over-the-Counter Bulletin Board in January 2002 under the symbol "MLCM", in June, 2003 under the symbol "MLSI" and in December, 2003 under the symbol "EMGS". Prior to Bulletin Board trading, our stock was traded on the Pink Sheets. Prior to our trading on the Pink Sheets, there was no public market for our stock.

As of April 7, 2004 there were approximately 35 stockholders of record of our common stock. We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no intention to pay cash dividends on our common stock.

The following table presents the high and low closing bid prices for our common stock for the periods indicated. The quotations were obtained from Pink Sheets LLC and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                             HIGH       LOW
         2003
         Fourth Quarter   ...............................    $.87       $.51
         Third Quarter   ................................    $.66       $.20
         Second Quarter..................................    $.15       $.02
         First Quarter...................................    $.20       $.02

         2002
         Fourth Quarter..................................    $ .30      $ .04
         Third Quarter...................................    $1.30      $ .25
         Second Quarter..................................    $2.05      $1.30
         First Quarter...................................    $2.95      $2.00

         2001
         Fourth Quarter..................................    $2.85      $1.40
         Third Quarter...................................    $3.40      $1.90
         Second Quarter..................................    $4.75      $2.60
         First Quarter...................................    $3.25      $ .87

ISSUANCE OF UNREGISTERED SECURITIES

During the period December 3, 2003 through February 7, 2004 we received aggregate loans in the amount of $364,001 from certain related parties (See Item
12. Certain Relationships and Related Transactions). The loans which are represented by promissory notes bear interest at the rate of 12% per annum and are payable on demand. In the event that while any of the loans are outstanding we engage in a private or public offering of our common stock in the minimum amount of $500,000 each lender will have the right to convert any and all principal and interest then due on their respective loans into shares of our common stock at the lesser of $.50 per share or the sale price for the common stock in the offering.

In February 2004, we received aggregate loans in the amount of $141,100 from three persons. The loans which are represented by promissory notes bear interest at the rate of 12% per annum and are payable on demand commencing June 1, 2004. Prior to repayment by us, each of the lenders has the right to convert any and all principal and interest due on their respective loans into shares of our common stock at a price of $.40 per share. The issuances of the notes were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Effective September 16, 2003 we entered into a Software License Agreement with 3720161 Canada Corporation, a Canadian corporation doing business under the name of Mobilair Integration. In consideration of the License Agreement, as amended, in March 2004 we issued an aggregate of 12,900,000 shares of our common stock including 9,030,000 shares to Mobilair Integration and its assignees and 3,870,000 shares to LBJ Partners, Inc. Pending approval from the Quebec Securities Commission, we will also issue an aggregate of 1,000,000 shares to certain employees of Mobilair. The issuance of the 12,900,000 shares was made in reliance on Regulation S under the Securities Act of 1933, as amended.

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

In May 2003, we issued an aggregate of 5,500,000 shares to 5 persons pursuant to our May 5, 2003 Stock Purchase Agreement. These issuances were exempt from registration under Section 4(2) of the Securities Act.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have granted options to purchase shares of our common stock to our employees, officers, directors and consultants. The following table summarizes information regarding our stock option plan as of April 7, 2004.


---------------------------------------------------------------------------------------------------------------------------------
Plan category                     Number of securities to be      Weighted-average exercise       Number of securities
                                  issued upon exercise of         price of outstanding options,   remaining available for
                                  outstanding options, warrants   warrants and rights             future issuance under equity
                                  and rights                                                      compensation plans (excluding
                                                                                                  securities reflected in
                                                                                                  column (a))
                                  (a)                                      (b)                         (c)
---------------------------------------------------------------------------------------------------------------------------------
Equity     compensation    plans          Not Applicable                       N/A                             N/A
approved by security holders                 ("N/A")
---------------------------------------------------------------------------------------------------------------------------------
Equity  compensation  plans  not             130,746                           $.30                         2,559,254
approved by security holders
---------------------------------------------------------------------------------------------------------------------------------
Total                                        130,746                           $.30                         2,559,254
---------------------------------------------------------------------------------------------------------------------------------

In connection with the sale of MRD in May 2003, 1,637,114 of the outstanding options were cancelled, leaving 130,746 outstanding at that date.

The material features of our stock plan are described in Note 8 our audited financial statements included herein.


                            ITEM 6. PLAN OF OPERATION

Since September 16, 2003, the date of our Software License Agreement and our Service Agreement with Mobilair Integration, we have devoted our financial and human resources to the development and marketing of public safety and security management systems including related software development. Through our service agreement with Mobilair Integration, we have modified the software to make it adaptable for use in North America, South America and other markets. The software developed by Mobilair Integration had been developed in French solely for use in Quebec Province. To complete the development of our proposed software products related to the software license, engage in related marketing activities and conduct general business operations, we will be required to raise an estimated $3,000,000 to $4,000,000 over the next twelve months. These proceeds will be used for:

      o The recruitment and training of a network of Value-Added-Resellers in the United States;

      o     The formation of a small direct marketing team and a training team;

      o     The hiring of several administrative personnel and support staff;

      o The completion of our software products for sale in the United States and internationally.

      o     The opening of one or two satellite offices; and

      o     General and administrative expenses.

Pursuant to our February 10, 2004 licensing agreement with Seaquest, we will also be devoting resources to the development and marketing of our Coastal Network Management System technology.

We intend to achieve our required financing through sales of our equity or debt securities. No assurance can be given that we will be successful in this regard or that if achieved, we will do so on favorable terms. Our failure to raise funds as and when needed will delay our ability to complete our product development and marketing plans and achieve operating revenues.

We expect to add 5 to 10 employees over the next twelve months. No significant research and development expenses are planned for the next twelve months, nor are any major purchases of plant and equipment contemplated.

We believe that $3,000,000 of additional capital will allow us to operate for the next twelve months and engage in our planned activities. Most of the product development related to the technology license from Mobilair Integration has been completed. We intend to enter into sub-contracting arrangements with Mobilair Integration and others with respect to our additional technical requirements. After we complete our initial products we will look to complement and expand these product offerings. Further licensing or acquisition of technologies will require additional funds. Moreover, if significant orders are received over the next twelve months, additional funds could be required for accelerating our business plan as well as providing funds for bonding arrangements that are often a condition or larger contracts.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements and reports of independent auditors are included herein immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Singer Lewak Greenbaum & Goldstein LLP was appointed to be our independent certifying accountant for the fiscal year ending December 31, 2003 on November 18, 2003. On February 10, 2004, they were dismissed by us as we decided to engage an accounting firm with an office in Quebec that was close to our principal executive office. On February 10, 2004 we engaged Ernst & Young LLP, Chartered Accountants, 150 Rene-Levesques Blvd East, Suite 1200, Quebec, Quebec G1R 6C6 as our certifying accountant for the fiscal year ended December 31, 2003. The dismissal of Singer Lewak Greenbaum & Goldstein LLP and appointment of Ernst & Young LLP was approved by our board of directors.

During the period of their engagement, November 18, 2003 through February 10, 2004, Singer Lewak Greenbaum & Goldstein LLP did not conduct any audits for us. During the period November 18, 2003 through February 10, 2004 there were no disagreements between us and Singer Lewak Greenbaum & Goldstein LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Singer Lewak Greenbaum & Goldstein LLP to make reference to the subject matter of the disagreement in connection with an audit report or otherwise.

During the period November 18, 2003 through February 10, 2004, Singer Lewak Greenbaum & Goldstein LLP did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management; or

      o information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

Rogoff & Company, P.C. was our independent certifying accountant for the fiscal year ended December 31, 2002. On November 18, 2003, they were dismissed by us and we subsequently engaged Singer Lewak Greenbaum & Goldstein LLP, 10960 Wilshire Boulevard, Suite 1100, Los Angeles, CA 90024, as our certifying accountant for the fiscal year ending December 31, 2003. The dismissal of Rogoff & Company, P.C. and appointment of Singer Lewak Greenbaum & Goldstein LLP was approved by our board of directors. The switch in auditors was related to changes in our management.

The report of Rogoff & Company, P.C. on our financial statements for the year ended December 31, 2002 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability to continue as a going concern.

In connection with the audit of the fiscal year ended December 31, 2002 and during the subsequent interim period through November 18, 2003 there were no disagreements between us and Rogoff & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Rogoff & Company, P.C. to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal year ended December 31, 2002 and during the subsequent interim period through November 18, 2003, Rogoff & Company, P.C. did not advise us that:

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

                        ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of April 2, 2004 with respect to our directors and executive officers.

                                                                                              Date of Election
                                                                                               or Appointment
Name                         Positions Held                                        Age          as Director

Daniel Veilleux              President, Chief Executive Officer, and Director       45       September 24, 2003
Bruno Lemay                  Treasurer, Chief Financial Officer                     39       September 24, 2003
Mario Jacob                  Secretary                                              32       September 24, 2003
Louis Lessard                Director                                               42       September 24, 2003
Jean Guy Lambert             Director                                               62       September 24, 2003
Stuart Gauld                 Director                                               60       September 24, 2003
Gilles Cloutier              Director                                               59            May 2003


The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Daniel Veilleux has served as our president and chief executive officer and as a director since September 24, 2003. He is the founder, and has been the president and principal shareholder of Mobilair Integration since its inception in February 2000. Following studies in computer telecommunications in the Canadian Army, he spent more than 20 years in system design, project management, and business operations in high-tech industries. He has been a business consultant to many organizations including Systemhouse Ltd, IST, Gespro and Systematix. He has extensive experience in managing telecommunication, public safety and information technology projects and companies.

Bruno Lemay has served as our treasurer and chief financial officer since September 24, 2003. Mr. Lemay has more than fifteen years of experience in positions of financial management, and previously occupied the position of Finance Director in different high technology companies including Omegachem Inc. and Limtech Co. (LTL, TSC). Mr. Lemay is a member of the Canadian Institute of Accredited Accountants and has been a member of the Quebec Order of Accredited Accountants since 1990. He has worked for four years in the international firm of accredited accountants KPMG. Mr. Lemay obtained his bachelors degree in Business Administration in 1988 at the University of Laval in Quebec.

Mario Jacob has served as our secretary and as a legal advisor since September 24, 2003. Graduating with a degree in Law from the University Laval and later becoming a member of the Quebec Bar in 1995, he began his career working for a Superior Court with five renowned Judges. He than moved on to work with the Flynn Rivard law firm where he practiced commercial and securities law and has been involved in various IPOs and reverse takeovers. He is a Director and Vice President of LBJ Partners, Inc. a Quebec based private investment firm which he owns jointly with Louis Lessard. He is also Corporate Secretary and Director of Rasa Investments Inc. (TSX: RAS) SLC Capital Inc. (TSX:SLC) and Plexmar Resources Inc. (TSX: PLE). He was also Corporate Secretary of Lyrtech Inc. (TSX:
LYT) from August 2000 to June 2001.

Jean Guy Lambert has served as a director of ours since September 24, 2003. He has more then thirty-five years of business experience in the areas of corporate management, investment banking and financial consulting. From October 1996 to the present he has served as the chief executive officer and as a director for Dacha Capital Inc., a Montreal based investment banking firm. Mr. Lambert obtained an MBA degree from the University of Sherbrooke in 1968.

Louis Lessard has served as a director of ours since September 24, 2003. He has more than fifteen years of experience in corporate management. From 1989 to the present he has served as the president of Louis Lessard Inc., a Quebec based life insurance broker which he owns. From September 14, 2000 to the present he has served as the president and as a director of LBJ Partners, Inc., a Quebec based private investment firm which he owns jointly with Mario Jacob.

Stuart Gauld has served as a director of ours since September 24, 2003. He has more than twenty-five years of experience in the investment management and security analysis industries. From 1996 to 2002, he served as Vice-President - Investments for Fidelity National Title Insurance Company. Prior to 1996, he worked for several investment and brokerage firms as an analyst and portfolio manager. Mr. Gauld is a Chartered Financial Analyst (CFA), and holds an MBA degree from Harvard University.

Gilles Cloutier, Ph.D. Dr. Cloutier served as our Chief Business Officer, Chairman of the Board and a director of MoliChem Medicines and MRD from January 2001 until December 2002. From May 5, 2003 until September 24, 2003 he served as our sole officer and director. From September 24, 2003 to the present he is serving as a director. He was the Executive Vice President of Business Development of United Therapeutics Corporation, and one of its founders from 1997 to 2001. Dr. Cloutier has over thirty years of experience in the pharmaceutical industry and contract research organizations providing strategic support to the biotechnology and pharmaceutical industries. As Vice President of Cato Research (1992-1997), Dr. Cloutier founded Cato Pharma Canada and led his team to the successful preparation of numerous orphan drug applications, investigational new drug applications, new drug applications, and a new drug study. At Quintiles, Inc. (1990-1992), he served as Vice President of Clinical Operations. During his 13 years at Burroughs Wellcome Co. (1976-1990), Dr. Cloutier headed the Department of Medical Services, after leading the Neurology/Anesthesiology Section. He has served as Professor at both the University of Montreal, the University of North Carolina, and the University of Colorado Medical Center. Dr. Cloutier has served as President and Trustee of the Associates of Clinical Pharmacology and is on the Board of Directors of the Epilepsy Foundation of America. Dr. Cloutier graduated from the University of Montreal with a Ph.D. in Pharmacology and has made numerous presentations and has 33 publications.

BOARD OF DIRECTORS

Our directors receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2003 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2003 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2003 that received annual compensation during the fiscal year ended December 31, 2003 in excess of $100,000.


SUMMARY COMPENSATION TABLE
                                            ANNUAL COMPENSATION                         AWARDS                      PAYOUTS
                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                RESTRICTED     SECURITIES
                                                                   OTHER ANNUAL   STOCK        UNDERLYING     LTIP        ALL OTHER
NAME AND                                                           COMPENSATION  AWARDS         OPTIONS/     PAYOUTS       COMPEN-
PRINCIPAL POSITIONS           YEAR      SALARY ($)      BONUS ($)      ($)          ($)          SARS (#)       ($)       SATION ($)
Luis Molina, President and      2003     31,077              0          0            0              0            0             0
Chief Executive Officer         2002    151,864              0          0            0              0            0             0
                                2001    146,125          7,306          0            0           350,000         0             0

Gilles Cloutier, President      2003          0              0          0            0              0            0             0
and Chief Executive Officer     2002    142,632              0          0            0              0            0             0
                                2001     80,625          4,031          0            0           550,000         0             0

Daniel Veilleux, President      2003     17,539              0          0            0              0            0             0
and Chief Executive Officer     2002          0              0          0            0              0            0             0
                                2001          0              0          0            0              0            0             0


OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock options or stock appreciation rights were granted to any of the named executives during the fiscal year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                        Number of Securities
                                                       Underlying Unexercised        Value of Unexercised
                               Shares                       Options/SARs           In-the-Money Options/SARs
                             Acquired On      Value     at Fiscal Year End (#)       at Fiscal Year End ($)
                              Exercise      Realized        Exercisable/                 Exercisable/
Name                             (#)          ($)          Unexercisable                Unexercisable

Luis Molina                 Not Applicable      N/A                   N/A                          N/A
                               ("N/A")
Gilles Cloutier                  N/A            N/A                   N/A                          N/A
Daniel Veilluex                  N/A            N/A                   N/A                          N/A


LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2003.

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

Effective January 2004 we have been paying Daniel Veilleux an annual salary of $75,000 pursuant to a verbal employment agreement.

DIRECTORS' COMPENSATION

We have not paid and do not presently propose to pay compensation to any director for acting in such capacity, except for the grant of options and reimbursement for reasonable out-of-pocket expenses in attending meetings. During 2001 we granted options to purchase shares of common stock to two directors that were not employees. Vatche Tchakmakian was granted options to purchase 150,000 shares at $1.50 per share, those options being fully vested at the date of grant. Jacques Gagne was granted options to purchase 100,000 shares of common stock at $1.50 per share, those options being fully vested at the date of grant. The options owned by Messrs. Tchakmakian and Gagne were terminated effective May 6, 2003 pursuant to the Stock Exchange Agreement of the same date. No option grants were made to directors during 2002 or 2003.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal year ended December 31, 2003 we did not adjust or amend the exercise price of any stock options or SARs.

CODE OF ETHICS

We have yet to adopt a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as we have not reached final agreement respecting the terms of the written standards that will constitute the code. We expect to adopt a code of ethics during the second quarter of 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 7, 2004. The information in this table provides the ownership information for:

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


        Name and Address                                                    Number of Shares           Percentage
       of Beneficial Owner              Title of Class                     Beneficially Owned        Outstanding(1)
---------------------------------------------------------------------------------------------------------------------
Claude Gendron                    Common Stock, $.001 par value               2,108,359(2)                         7%
300 St. Sacrement Street
Suite 414
Montreal, Quebec, H241X4
---------------------------------------------------------------------------------------------------------------------
Jean-Guy Lambert                  Common Stock, $.001 par value               1,500,000(3)                      4.98%
1801 McGill College Avenue
Suite 1325
Montreal, Quebec H3A2N4
---------------------------------------------------------------------------------------------------------------------
Group Intercapital, Inc. (2)      Common Stock, $.001 par value                  2,108,359                         7%
300 St. Sacrement Street
Suite 414
Montreal, Quebec, H241X4
---------------------------------------------------------------------------------------------------------------------
LBJ Partners, Inc.(4)             Common Stock, $.001 par value               3,870,000(4)                     12.85%
2600 Laurier Blvd.
Suite 855
Sainte-Foy, Quebec G1V 4W2
---------------------------------------------------------------------------------------------------------------------
C.R.E. Inc.(5)                    Common Stock, $.001 par value               2,300,250(6)                      7.64%
7792 de l'Exploratoire
Lac-Kenogami, Quebec C7X 0H9
---------------------------------------------------------------------------------------------------------------------
3860833 Canada Inc.(7)            Common Stock, $.001 par value               4,515,000                        14.99%
400 Jean Lesage Blvd.
Suite 045
Quebec, Quebec
G1K 8W1
---------------------------------------------------------------------------------------------------------------------
Guy Gravel                        Common Stock, $.001 par value               6,815,250(8)                    22.62%
c/o C.R.E.
7792 de l'Exploratoire
Lac-Kenogami, Quebec C7X 0H9
---------------------------------------------------------------------------------------------------------------------
Gilles Cloutier                   Common Stock, $.001 par value                 120,000(9)                      .39%
100 Chestnut Road
Chapel Hill, North
Carolina 27514
---------------------------------------------------------------------------------------------------------------------
Daniel Veilleux                   Common Stock, $.001 par value               8,529,750(10)                    28.31%
400 Jean Lesage Blvd.
Suite 045
Quebec, Quebec G1K 8W1
---------------------------------------------------------------------------------------------------------------------
Stuart Gauld                      Common Stock, $.001 par value                 650,000(13)                     2.15%
400 Jean Lesage Blvd.
Suite 045
Quebec, Quebec G1K 8W1
---------------------------------------------------------------------------------------------------------------------
Bruno Lemay                       Common Stock, $.001 par value                        0                           0%
400 Jean Lesage Blvd.
Suite 045
Quebec, Quebec G1K 8W1
---------------------------------------------------------------------------------------------------------------------
Mario Jacob                       Common Stock, $.001 par value               3,870,000(11)                    12.85%
2600 Launer Blvd.
Suite 855
Sainte-Foy, Quebec G1V 4W2
---------------------------------------------------------------------------------------------------------------------
Louis Lessard                     Common Stock, $.001 par value               5,975,500(11)(12)                19.84%
2600 Launer Blvd.
Suite 855
Sainte-Foy, Quebec G1V 4W2
---------------------------------------------------------------------------------------------------------------------
All Executive Officers            Common Stock, $.001 par value              16,775,250                        54.32%
and Directors as a
Group (7 persons)
---------------------------------------------------------------------------------------------------------------------


(1) The percentages computed in this column of the table are based upon 30,124,005 shares of common stock issued and outstanding on April 7, 2004.

(2) Claude Gendron is the beneficial owner of Group Intercapital Inc. which owns 2,108,359 shares of our common stock.

(3) Jean-Guy Lambert is the president and a director of Dacha Capital, Inc., which owns 1,000,000 shares of our common stock and has the investment power over the securities held by Dacha Capital.

(4)   Mario Jacob and Louis Lessard are the beneficial owners of LBJ Partners,
      Inc.

(5)   The beneficial owner of C.R.E. Inc. is Guy Gravel.

(6)   Includes 240,000 shares underlying outstanding warrants.

(7) The beneficial owners of 3860833 Canada Inc. are Daniel Veilleux and C.R.E. Inc.

(8) Guy Gravel is the beneficial owner of C.R.E. Inc. which owns 2,060,250 shares of our common stock and 240,000 outstanding warrants. Through C.R.E. Inc. he is also a beneficial owner of 3860833 Canada Inc. which owns 4,515,000 shares of our common stock.

(9) Includes 100,000 shares held by COPD which is controlled by the spouse and children of Gilles Cloutier.

(10) Includes (i) 720,000 shares and (ii) 360,000 shares underlying outstanding warrants owned by Catherine Ouellet, the wife of Mr. Veilleux and (iii) 4,515,000 shares owned by 3860833 Canada Inc., a corporation owned by Mr. Veilleux and C.R.E. Inc.

(11) Includes 3,870,000 shares owned by LBJ Partners, Inc., a corporation owned by Mario Jacob and Louis Lessard

(12)  Includes 300,000 shares underlying outstanding warrants.

(13)  Includes 100,000 shares underlying outstanding warrants.

CHANGES IN CONTROL

Not Applicable.

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

In May 2003 we issued 2,750,000 and 1,250,000 shares of our common stock, respectively, to group Intercapital Inc., a corporation owned by Claude Gendron and to Jean Guy Lambert in connection with our May 5, 2003 stock purchase agreement.

Effective September 26, 2003 we completed a private offering whereby we sold 6,400,000 units at $.25 per unit or $1,600,000 on an aggregate basis to 16 persons. 2,000,000 of the units were sold to affiliates of the Company including 720,000 units sold to Catherine Ouellet, the wife of Daniel Veilleux, 480,000 units sold to C.R.E. Inc. a corporation owned by Guy Gravel, 600,000 units sold to Louis Lessard and 200,000 units sold to Stuart Gauld. Each unit consisted of one share of common stock and one half common stock purchase warrant. Each full warrant entitles the holder to purchase one share of our common stock at a price of $.375 per share for a period of two years from the date of issuance.

In March 2004, we issued 12,900,000 shares of our common stock pursuant to our Software License Agreement with Mobilair including 2,934,750 shares issued to Daniel Veilleux; 1,580,000 shares issued to C.R.E. Inc., a corporation owned by Guy Gravel, a principal shareholder of Mobilair; 4,515,000 shares issued to 3860833 Canada Inc. a corporation owned by Guy Gravel and Daniel Veilleux; and 3,870,000 shares issued to LBJ Partners, Inc., a corporation owned by Mario Jacob and Louis Lessard which was the assignee of Dominion Investments Ltd.

During the period December 3, 2003 through February 7, 2004 we received loans from affiliated persons in the aggregate amount of $364,001. Each loan bears interest at the rate of 12% and is payable on demand. In the event that while any of the loans are outstanding we engage in a private or public offering of our common stock in the minimum amount of $500,000, each lender will have the right to convert any and all principal and interest then due on their respective loans into shares of our common stock at the lesser of $.50 per share or the sale price for the common stock in the offering. The loans were made by the following persons in the amounts and on the date indicated:

      o     Jean Guy Lambert - December 3, 2003 - $115,696

      o Louis Lessard Inc., a corporation owned by Louis Lessard - December 12, 2003 - $38,565 and February 2, 2004 - $38,135

      o Group Intercapital Inc., a corporation owned by Claude Gendron - January 21, 2004 - $95,340

      o     Catherine Ouellet, the wife of Daniel Veilleux - January 23, 2004
            $38,135

      o C.R.E. Inc., a corporation owned by Guy Gravel, a principal shareholder of Mobilair Integration - January 23, 2004 - $12,965 and February 7, 2004 - $25,165

Effective January 2004 we have been paying Daniel Veilleux, Bruno Lemay and Mario Jacob salaries at the annual rate of $75,000, $56,000 and $56,000 respectively.

                 ITEM 13. EXHIBITS LIST, AND REPORTS ON FORM 8-K

(a)    Exhibits

Financial Statements

                                                                                                   Page

Independent Auditors' Report - Ernst & Young LLP................................................... F-1

Independent Auditors Report - Rogoff & Company, P.C................................................ F-3

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.......................... F-4

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December  31, 2003 and  December  31, 2002 and for the period from  December 22,
1995 (date of inception) to December 31, 2003...................................................... F-5

Consolidated Statement of Stockholders' Equity (Deficiency) for the
Period from December 22, 1995 (date of inception) to December 31, 2003............................. F-6

Consolidated  Statements of Cash Flows for the years ended December 31, 2003 and
December 31, 2002 and for the period from  December 22, 1995
(date of inception) to December 31, 2003........................................................... F-8

Notes to Consolidated Financial Statements......................................................... F-9

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

EXHIBIT
  NO.      DESCRIPTION

3.1   Certificate of Incorporation of the Registrant(1)

3.2 Amended and Restated Certificate of Incorporation of Registrant as filed with the Delaware Secretary of State on November 21, 2003(5)

3.3   Amended and Restated By-Laws of the Registrant(1)

4     Form of common stock Certificate of MoliChem Medicines, Inc.(1)

9 Stockholders Voting Agreement and Irrevocable Proxy dated January 18, 2001 among Alfred G. Childers, Robert J. Harvey, Luis Molina, W. Lowry Caudill, John E. & Cynthia M. Shackles, and Dacha Capital, Inc.(1)

10.1 Employment Agreement dated January 30, 2001 between MoliChem Medicines and Luis Molina(1)

10.2 Employment Agreement date January 30, 2001 between MoliChem Medicines and Terry Williams(1)

10.3 Technology Transfer and Custom Services Agreement dated March 23, 2001 between Apotex Fermentation Inc. and MoliChem R&D, Inc.(1)

10.4 Exclusive Development and Commercialization Agreement dated May 11, 2001 among InterMune, Inc. and MoliChem R&D, Inc.(1)

10.5  Form of Option Agreement(1)

10.6 Employment Agreement dated as of April 1, 2001 between MoliChem R&D, Inc. and Gilles Cloutier(1)

10.7 Employment Agreement dated as of September 17, 2001 between MoliChem R&D, Inc. and Ronald Keeney(1)

10.8 Europa Center Office Lease dated July 2, 2001 between Europa Center, LLC and MoliChem R&D, Inc.(1)

10.9  MoliChem Medicines, Inc. 2001 Stock Award Plan(1)

10.10 Amendment No. 1 to the Exclusive Development and Commercialization Agreement with Intermune, Inc. dated as of May 11, 2001(2)

10.11 Stock Purchase Agreement dated as of May 5, 2003 among Registrant, Gilles Cloutier and certain Purchasers(3)

10.12 Stock Exchange Agreement dated as of May 6, 2003 among Registrant, Molichem R&D, Inc. and Lantibio, Inc.(3)

10.13. License Agreement dated as of May 6, 2003 between Registrant and Molichem R&D, Inc.(3)

10.14 Software License Agreement dated as of September 16, 2003 between Registrant and 3720161 Canada Corporation(4)

10.15 Amendment dated as of September 16, 2003 to Software License Agreement between Registrant and 3720161 Canada Corporation(5)

10.16 Service Agreement dated as of September 16, 2003 between Registrant and 3720161 Canada Corporation(5)

10.17 License  Agreement dated February 10, 2004
between  Registrant and Seaquest  Technologies  MKG Inc.(6)

10.18 Share Purchase
Agreement dated February 19, 2004 between Registrant and the Shareholders of SCAN-R Urgence Inc.

10.19 Waiver Agreement dated March 31, 2004 among Registrant, Jean Guy Lambert, Group Intercapital Inc., Gestion CM 2000 Inc., David Lambert and Chantal Lambert

21    List of Subsidiaries of Registrant(6)

31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive
      Officer(6)

31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial
      Officer(6)

32.1  Rule 1350 Certification of Chief Executive Officer(6)

32.2  Rule 1350 Certification of Chief Financial Officer(6)

(1) Incorporated by reference to Registration Statement on Form SB-2, No. 333-64430.
(2) Incorporated by reference to Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002.
(3) Incorporated by reference to Annual Report on Form 10KSB for the year ended December 31, 2002.
(4) Incorporated by reference to Current Report on Form 8K dated September 16, 2003.
(5) Incorporated by reference to Quarterly Report on Form 10QSB for the quarterly period ended September 30, 2003.
(6)   Filed herewith.

(b) Reports on Form 8-K.

On November 20, 2003 we filed a Form 8K dated November 18, 2003. Item 4 thereof referred to a change in our independent certifying accountant.


                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has approved Ernst & Young LLP to perform services regarding tax matters.

Our present and former principal accountants, Deloitte & Touche, LLP, Rogoff & Company P.C., Singer Lewak Greenbaum & Goldstein LLP, and Ernst & Young LLP billed us for aggregate fees in the aggregate amount of approximately $51,331 and $129,404 for the fiscal years ended December 31, 2003 and 2002, respectively, approximately $51,331 and $129,404 of which was attributable to audit fees.

The amount of and percentage of the total fees we were billed by our principal accountants for audit, audit-related, tax and other services for 2003 and 2002 were as set forth in the following table:

             Amount of and Percentage of Total Fees Paid
------------------------------------------------------------------------
                        Fiscal Year 2003         Fiscal Year 2002
------------------------------------------------------------------------
Audit fees                $51,331 100%            $129,404 100%
------------------------------------------------------------------------
Audit-related fees           $0 0%                    $0 0%
------------------------------------------------------------------------
Tax fees                     $0 0%                    $0 0%
------------------------------------------------------------------------
All other fees               $0 0%                    $0 0%
------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2004                   EmergenSys Corporation

                                   By:  /s/ Daniel Veilleux
                                        -------------------------------------
                                        Daniel Veilleux
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2004.

SIGNATURE AND TITLE

/s/ Daniel Veilleux
----------------------------
Daniel Veilleux - President, Chief Executive Officer, Director

/s/ Bruno Lemay
----------------------------
Bruno Lemay - Treasurer, Chief Financial and Accounting Officer

/s/ Louis Lesard
----------------------------
Louis Lesard - Director

/s/ Jean Guy Lambert
----------------------------
Jean Guy Lambert - Director

/s/ Stuart Gauld
----------------------------
Stuart Gauld - Director

/s/ Gilles Cloutier
----------------------------
Gilles Cloutier - Director

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders

EMERGENSYS CORPORATION:

We have audited the accompanying consolidated balance sheet of EmergenSys Corporation [formerly known as Molichem Medicines, Inc.] as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements refer to above present fairly, in all material respects, the financial position of EmergenSys Corporation at December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The Company is in the development stage. As discussed in Note 1 to the financial statements, commercialization of the Company's software licence rights, and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing and achieving a level of revenue adequate to support the Company's basic infrastructure and future operations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $862,541 for the year ended December 31, 2003, has an accumulated deficit of $5,327,800 and negative working capital of $80,711 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in note
1. The 2003 financial statements do not include any adjustments that might result for the outcome of this uncertainty.


Quebec City, Canada
March 5, 2004.
[Except for note 14, as to which the date is March 31, 2004].

                                                          /s/ Ernst & Young LLP
                                                          ----------------------
                                                          Chartered Accountants

                          Independent Auditors' Report

The Board of Directors and Stockholders
EmergenSys Corporation (formerly known as Molichem Medicines, Inc.)
Quebec, Quebec

Gentlemen:

      We have audited the accompanying balance sheet of EmergenSys Corporation (formerly known as Molichem Medicines, Inc.) and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended, and for the period from December 22, 1995 (date of inception) to December 31, 2000, and the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 2001 were audited by other auditors whose report, dated March 26, 2002, expressed an unqualified opinion on those statements.

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

      In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of EmergenSys Corporation (formerly known as Molichem Medicines, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, for the period from December 22, 1995 (date of inception) to December 31, 2000, and the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The Company is in the development stage as of December 31, 2002. As discussed in Note 4 to the financial statements, successful completion of the Company's development programs, and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, obtaining regulatory approval, and achieving a level of revenue adequate to support the Company's cost structure.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses of $2,239,636 for the year ended December 31, 2002 and has an accumulated deficit of $4,465,259 and negative working capital of $465,683 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this matter.

New York, New York
Date:  April 8, 2003
                                                     /S/ Rogoff & Company, P.C.
                                                     --------------------------


EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]
                           CONSOLIDATED BALANCE SHEETS
           AS AT DECEMBER 31                                              [IN U.S. DOLLARS]

                                                                         2003              2002
                                                                           $                 $
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              21,085           304,178
Accounts receivable                                                        --               300
Prepaid expenses and other current assets                                  --            69,231
Advances to related company [note 11]                                 149,842                --
Other advance [note 14b)]                                             128,003                --
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  298,930           373,709
------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET [note 5]                                       --            38,020
------------------------------------------------------------------------------------------------
SOFTWARE PRODUCTION COSTS [note 6]                                  1,090,000                --
------------------------------------------------------------------------------------------------
SOFTWARE LICENSE RIGHTS [notes 2 and 13]                            2,849,500             7,515
------------------------------------------------------------------------------------------------
                                                                    4,238,430           419,244
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities
   Related company [note 11]                                          155,252                --
   Other                                                               70,128           819,270
Accrued compensation and benefits                                          --            20,122
Notes payable to stockholders [note 7]                                154,261                --
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                             379,641           839,392
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value,  20,000,000 shares authorized, non voting, none issued and outstanding at December 31, 2003 and 2002
Common stock - $0.0001 par value,  80,000,000 shares authorized,
   10,824,005 and 18,679,287 shares issued and outstanding at
   December 31, 2003 and 2002, respectively                             1,082             1,868
Common stock committed, 20,300,000 shares [note 13]                 4,161,500                --
Warrants - 3,200,000 warrants, exercisable at $0.375
   until September 11, 2005                                           288,000                --
Additional paid-in capital                                          4,736,007         4,043,243
Accumulated deficit                                                (5,327,800)       (4,465,259)
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          3,858,789           420,148
------------------------------------------------------------------------------------------------
                                                                    4,238,430           419,244
------------------------------------------------------------------------------------------------
See accompanying notes


EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS

        YEARS ENDED DECEMBER 2003 AND 2002, AND PERIOD FROM DECEMBER 22,
      1995 [DATE OF INCEPTION] THROUGH DECEMBER 31, 2003                         [IN U..S. DOLLARS]

                                                                                   PERIOD FROM
                                                                                    DECEMBER 22,
                                                                                       1995
                                                                                     [DATE OF
                                                                                     INCEPTION]
                                                                                      THROUGH
                                                                                     DECEMBER 31,
                                                       2003            2002             2003
                                                        $               $                $
-------------------------------------------------------------------------------------------------
REVENUE
Grant revenue                                             --               --         1,716,697
Revenue from joint development agreement                  --        2,624,385         3,299,885
-------------------------------------------------------------------------------------------------
                                                          --        2,624,385         5,016,582
-------------------------------------------------------------------------------------------------
OPERATING EXPENSES

Research and development                             266,189        3,984,196         6,953,167
General and administration                           601,671          911,541         3,846,486
Depreciation and amortization                             --           10,070            23,555
Foreign exchange gain                                 (5,319)              --            (5,319)
-------------------------------------------------------------------------------------------------
                                                     862,541        4,905,807        10,817,889
-------------------------------------------------------------------------------------------------
Loss from operations                                (862,541)      (2,281,422)       (5,801,307)
Interest income                                           --           15,286            45,763
-------------------------------------------------------------------------------------------------
Loss before income taxes                            (862,541)      (2,266,136)       (5,755,544)
Income taxes                                              --          (26,500)           13,000
-------------------------------------------------------------------------------------------------
NET AND COMPREHENSIVE LOSS                          (862,541)      (2,239,636)       (5,768,544)
-------------------------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC AND DILUTED                  0.04             0.12

BASIC WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                             19,574,322       18,635,446

See accompanying notes


EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     PERIOD FROM DECEMBER 22, 1995 [DATE OF INCEPTION] TO DECEMBER 31, 2003
                               [IN U.S. DOLLARS]

                                                                                                                         TOTAL
                                          CAPITAL     CAPITAL     ADDITIONAL                                          STOCKHOLDERS'
                           COMMON          STOCK       STOCK       PAID-IN                   DEFERRED    ACCUMULATED     EQUITY
                           SHARES         ISSUED      COMMITTED    CAPITAL       WARRANTS   COMPENSATION   DEFICIT    (DEFICIENCY)
                              $             $             $           $             $             $            $              $
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 2,
   1995 [date of in
   inception]
   Founder's stocks        7,716,000          771           --            229          --            --             --        1,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   1995                    7,716,000          771           --            229          --            --             --        1,000
January 1, 1996 -
   Stock issued for        1,157,400          116           --         19,884          --            --             --       20,000
   cash
May 24, 1996 - Stock
   issued for cash
   [$40,000] and           4,187,242          420           --         71,936          --            --             --       72,356
   services [$32,356]
Net loss                          --           --           --             --          --            --        (55,987)     (55,987)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   1996                   13,060,042        1,307           --         92,049          --            --        (55,987)      37,369
April 9 and 30, 1997 -
   Stock issued for          308,640           30           --         39,970          --            --             --       40,000
   cash
September 10, 1997 -
   Options issued in
   exchange for                   --           --           --         85,050          --            --             --       85,050
   services
Net loss                          --           --           --             --          --            --       (141,012)    (141,012)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   1997                   13,369,282        1,337           --        217,069          --            --       (196,999)      21,407
Net loss                          --           --           --             --          --            --        (65,923)     (65,923)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
   31,1998                13,369,282        1,337           --        217,069          --            --       (262,922)     (44,516)
Net loss                          --           --           --             --          --            --       (129,778)    (129,778)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   1999                   13,369,282        1,337           --        217,069          --            --       (392,700)    (174,294)
Net loss                          --           --           --             --          --            --        (48,044)     (48,044)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   2000                   13,369,282        1,337           --        217,069          --            --       (440,744)    (222,338)
January 18, 2001 -
   Issuance of common
   stock in reverse        3,300,005          330           --           (330)         --            --             --           --
   merger
January 18, 2001 -
   Stock issued for        1,000,000          100           --      1,494,389          --            --             --    1,494,489
   cash
S Corporation
   accumulated deficit
   prior to reverse
   merger charged to
   paid-in capital                --           --           --       (440,744)         --            --        440,744           --
   upon revocation of
   S Corporation
   election
Deferred stock
   compensation                   --           --           --      1,603,313           --    (1,603,313)            --          --
-----------------------------------------------------------------------------------------------------------------------------------
Carry forward             17,668,287        1,767           --      2,873,697           --    (1,603,313)            --    1,272,151



EMERGENSYS CORPORATION AND SUBSIDIARY
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) [CONTINUED]
     PERIOD FROM DECEMBER 22, 1995 [DATE OF INCEPTION] TO DECEMBER 31, 2003               [IN U.S. DOLLARS]


                                                                                                                         TOTAL
                                          CAPITAL     CAPITAL     ADDITIONAL                                          STOCKHOLDERS'
                           COMMON          STOCK       STOCK       PAID-IN                   DEFERRED    ACCUMULATED     EQUITY
                           SHARES         ISSUED      COMMITTED    CAPITAL       WARRANTS   COMPENSATION   DEFICIT    (DEFICIENCY)
                              $             $             $           $             $             $            $              $
------------------------------------------------------------------------------------------------------------------------------------
Carried forward           17,668,287        1,767           --       2,873,697         --    (1,603,313)           --    1,272,151
Amortization of
   deferred stock
   compensation                   --           --           --             --          --     1,234,114            --    1,234,114
May 14, 2001 - Stock
   options exercised          10,000            1           --             12          --            --            --           13
Net loss                          --           --           --             --          --            --    (2,225,623)  (1,225,623)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   2001                   17,679,287        1,768           --      2,873,709          --      (369,199)   (2,225,623)     280,655
January 23, 2002
   -Stock issued for       1,000,000          100           --      1,499,000          --            --            --    1,500,000
   cash
Amortization of
   deferred stock
   compensation                   --           --           --             --          --        38,833            --       38,833
Remeasurement of
   unvested stock
   options                        --           --           --       (272,033)         --       272,033            --           --
Reversal of deferred
   stock compensation
   resulting from
   employee
   terminations                   --           --           --        (58,333)         --        58,333            --           --
Net loss                          --           --           --             --          --            --    (2,239,636)  (2,239,636)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   2002                   18,679,287        1,868           --      4,043,243          --            --    (4,465,259)    (420,148)
May 6, 2003 -
   Cancellation of
   common stock due to
   subsidiary spin-off
   [note 2]              (13,355,282)      (1,336)          --        593,314          --            --            --      591,978
May 7, 2003 - Stock
   issued for cash
   [note 14e]              5,500,000          550           --         99,450          --            --            --      100,000
September 11, 2003 -
   Stock committed for
   cash                    6,400,000           --    1,312,000             --     288,000            --            --    1,600,000
September 16, 2003 -
   Stock committed as
   consideration of
   software license
   rights                 13,900,000           --    2,849,500             --          --            --            --    2,849,500
Net loss                          --           --           --             --          --            --      (862,541)    (862,541)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
   2003                   31,124,005        1,082    4,161,500      4,736,007     288,000            --    (5,327,800)   3,858,789
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes


EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 2003 AND 2002, AND PERIOD FROM
           DECEMBER 22, 1995 [DATE OF INCEPTION] TO DECEMBER 31, 2003
                                                                                 [IN U.S. DOLLARS]

                                                                                       PERIOD
                                                                                    DECEMBER 22,
                                                                                        1995
                                                                                      [DATE OF
                                                                                     INCEPTION]
                                                                                       THROUGH
                                                                                    DECEMBER 31,
                                                       2003              2002           2003
                                                          $                $             $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                            (862,541)      (2,239,636)       (5,768,544)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                          --           10,070            23,555
   Amortization of differed stock compensation            --           38,833         1,272,947
   Stock and options issued for consulting services       --               --           117,406
Net changes in non-cash working capital items         93,032         (471,312)          862,891
-------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES               (769,509)      (2,662,045)       (3,491,745)
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Advances to companies                             (1,412,472)              --        (1,412,472)
Decrease in advances to companies                     44,627               --            44,627
Purchases of property and equipment                       --          (15,658)          (58,982)
Investment in other assets                                --               --           (10,106)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES             (1,367,845)         (15,658)       (1,436,933)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Notes payable to stockholders                        154,261               --           154,261
Proceeds of loan payable                                  --               --           120,000
Repayment on loan payable                                 --               --          (120,000)
Stock issued in private placement                         --               --         1,494,489
Issuance of stock                                  1,700,000        1,500,000         3,301,013
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,854,261        1,500,000         4,949,763
-------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (283,093)      (1,177,703)           21,085
Cash and cash equivalents, beginning of period       304,178        1,481,881                --
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD               21,085          304,178            21,085
-------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATIONS
Cash paid for income taxes                                --           13,000            13,000
Cash paid for interest                                    --            2,088            39,963
-------------------------------------------------------------------------------------------------

See accompanying notes

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The Company's  financial  statements  are prepared using  accounting  principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $862,541 and $2,239,636 for the years ended December 31, 2003 and 2002, respectively, has an accumulated deficit of $5,327,800 and negative working capital of $80,711 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to pursue additional equity financing to fund the commercialization of its software licence rights, its basic infrastructure and future operations. In the event the Company is unable to obtain additional financing, it will not have sufficient funds to permit the Company to continue to operate for a year following December 31, 2003. Management is currently negociating to obtain additional financing. However, management cannot provide any assurances that the Company will be successful in finalizing such financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete the financing, commercialize its software license rights and ultimately attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.    NATURE OF BUSINESS AND CORPORATE HISTORY

Effective September 16, 2003, the Company entered into a Software License Agreement ["License Agreement"], with 3720161 Canada Inc., a Canadian corporation doing business under the name of Mobilair Integration. ["Mobilair"]. Mobilair is a principal stockholder of the Company. Mobilair is a leading developer of technological solutions [hardware and software] that integrates new concepts for public safety and security management systems. The License Agreement provides the Company with an exclusive, worldwide, royalty-free, perpetual license to use, offer and distribute Mobilair's software for public safety and security management systems and all modifications, enhancements, and replacements thereof and additions thereto related to the public safety and security market [see note 11].

The public safety and security market is the market covering police, fire, ambulance and environmental services provided by federal, state, provincial, municipal or local public authorities. In consideration of the grant of the License, the Company committed to issue to Mobilair and certain of its employees, 12,900,000 shares and 1,000,000 shares, respectively, of its restricted common stock. The shares have been valued at $0.205 or $2,849,500.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

2.    NATURE OF BUSINESS AND CORPORATE HISTORY [CONTINUED]

Molichem R&D acquired Molichem Medicines, Inc. [formerly Cortez Development Company, Ltd.] in a reverse merger [the "Merger"] on January 18, 2001, and on that date the Board of Directors of Molichem Medicines, Inc. declared a 6.959314 for-one common share stock split effected in the form of a stock dividend to stockholders of record.

Following the stock split, 8,469,491 shares of Molichem Medicines, Inc. $.0001 par value common stock were outstanding. In connection with the Merger, holders of 5,219,486 shares of Molichem Medicines, Inc. common stock contributed these shares to Molichem Medicines, Inc., and those shares were cancelled. Molichem Medicines, Inc. also issued 50,000 shares of common stock in exchange for legal services. These transactions resulted in Molichem Medicines, Inc. having 3,300,005 common shares outstanding immediately prior to the Merger.

To effect the Merger, each of the 1,732,670 outstanding shares of Molichem R&D common stock was exchanged for 7.716 shares of Molichem Medicines, Inc., common stock. Prior to the Merger, Molichem Medicines, Inc. was a shell corporation with no significant operations. The merger was accounted for as a reverse acquisition of Molichem Medicines, Inc. through issuance of 3,300,005 shares of stock by Molichem R&D, accompanied by a recapitalization. Accordingly, the financial statements prior to the date of acquisition reflect the historical results of operations of Molichem R&D. References to the number of outstanding shares, par value, additional paid-in-capital, and per share amounts for Molichem R&D for all periods have been restated to reflect the ratio of the exchange of shares in the merger.

In connection with the merger, Molichem Medicines, Inc. sold 1,000,000 stock units [each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock] in a private placement for cash proceeds of $1,494,489, net of issuance costs of $5,511. The warrants were exercised on January, 23, 2002 at $1.50 per share, resulting in net proceeds of $1,500,000 to the Company.

Since its inception and until the spin-off of its operating subsidiary on May 6, 2003, EmergenSys Corporation [the "Company"], operated as an early stage pharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of serious respiratory and related conditions.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

2.    NATURE OF BUSINESS AND CORPORATE HISTORY [CONTINUED]

The Company conducted these development and commercialization activities through its wholly owned subsidiary Molichem R&D Inc. ["Molichem R&D"]. On May 6, 2003, 100 percent of the stock of Molichem R&D was transferred to Lantibio, Inc. in exchange for 13,355,282 shares of common stock of the Company held by Lantibio Inc. which were subsequently cancelled by the Company, and a license agreement providing certain rights to the intellectual property held by Molichem R&D. In connection with this transaction all of the Company's assets and liabilities were transferred to Molichem R&D, after which the Company's operations consisted solely of holding a license from Molichem R&D and maintaining its status as a public reporting entity. This transaction between companies under common control resulted in a credit to additional paid in capital of $593,314.

Molichem R&D, was incorporated on December 22, 1995 in North Carolina. On January 18, 2001, Molichem R&D acquired Cortez Development, Ltd. ["Cortez"] in a reverse merger in which Molichem R&D was the accounting acquirer and Cortez was the legal acquirer. Cortez was incorporated on July 20, 1998 under the laws of the State of Delaware and had no operations prior to the reverse merger. Cortez changed its name to Molichem Medicines, Inc. after completion of the merger. Subsequent to the reverse merger, Molichem R&D became a wholly-owned subsidiary of Molichem Medicines, Inc. Medical licensing International Corp. changed its name to EmergenSys Corporation on November 21, 2003.

3.       FORMER OPERATIONS

A)       GENERAL

On May 6, 2003 the Company exchanged 100 percent of the stock of its wholly owned subsidiary, Molichem R&D, Inc. for 13,355,282 shares of the Company's stock owned by Lantibio, Inc., a company owned by the former President and certain former shareholders of the Company. The Company also received a non-exclusive license ["License Agreement"] to develop, market, and sell certain products incorporating Molichem R&D, Inc.'s compounds Moli56A and Moli56B, on which the Company attributes no value.

In addition, options to purchase a total of 1,637,114 shares of common stock were cancelled in connection with the transaction.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

3.    FORMER OPERATIONS [CONTINUED]

A)    GENERAL [CONTINUED]

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

B)    GRANTS

The Company has received grants form the Cystic Fibrosis Foundation ["the Foundation"] to develop its compound Moli1901 for the treatment of cystic fibrosis. The Company is contingently liable to repay these grants if the Food and Drug Administration ["FDA"] approves Moli1901 for marketing to the public. As of December 31, 2001, the Company had received a total of $786,560 in grants from the Foundation. As a result of the Spin-off of Molichem R&D, Inc., the Company is no longer contingently liable to repay these grants.

C) CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT

On May 11, 2001, the Company entered into a Development and Commercialization Agreement [the "Agreement"] with InterMune, Inc. ["InterMune"] for the joint development and commercialization of its compound, Moli1901. Under the Agreement, InterMune was granted a co-exclusive worldwide license for Moli19101 and was required to share equally the costs of development and commercialization of Moli1901 for the treatment of cystic fibrosis and other therapeutic applications. Upon commercialization of Moli1901, InterMune and the Company would share equally in the net profits or losses from the sale of the products that have been jointly developed. The Agreement was terminated effective December 16, 2002 resulting in the Company obtaining exclusive rights to the Moli1901 technology in exchange for the release of InterMune from all obligations under the agreement.

Upon execution of the Agreement, InterMune made a non-refundable up-front payment to the Company of $1,450,000.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

3.    FORMER OPERATIONS [CONTINUED]

C)    CONTRACT DEPOSIT AND COMMERCIALIZATION AGREEMENT [CONTINUED]

InterMune was obligated to make an additional non-refundable payment of up to $5,000,000 upon the achievement of specified milestones related to each therapeutic application developed from Moli1901. None of the specified milestones were achieved prior to the termination of the Agreement.

In November 2000, InterMune paid the Company $50,000 as a refundable exclusive dealing binder [the "Binder Payment"] under which the Company agreed to pursue the execution of the Agreement. Upon execution of the Agreement, the Binder Payment became non-refundable.

The up-front payments described above totaling $1,500,000 were being recognized as revenue over the estimated initial product development period for the cystic fibrosis indication for Moli1901 prior to the termination of the agreement. Upon termination of the Agreement in 2002 all remaining deferred revenue was recognized as income.

D)    401(K) SAVINGS PLAN

Effective January 1, 2001, the Company's subsidiary provided a 401(k) Savings Plan [the "Plan"] to all employees. Under the terms of the Plan, the subsidiary contributed 3% of employees' annual salary. This subsidiary was spun off [see note 2].

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary up to the date of spin-off. All significant intercompany balances and transactions have been eliminated on consolidation.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage company as defined in Statement of Financial Accounting Standards ["SFAS"] No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to establishing its new business and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

REPORTING CURRENCY

The Company has retained the US dollar as its reporting currency. The financial statements are translated into the reporting currency using the current rate method. Under this method, the financial statements are translated into the reporting currency as follows: assets and liabilities are translated at the exchange rate in effect at the date of the balance sheet, while revenues and expenses are translated at the monthly average exchange rate.

Exchange gains and losses arising from the translation of foreign currency items are included in the determination of net loss.

USE OF ESTIMATES

In preparing financial statements that conform with accounting principles generally accepted in the United States of America, management must use estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenue and expenses reflected during the reporting period. Actual results could differ from those estimates and such differences may be material.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over their estimated useful lives of five to seven years.

SOFTWARE PRODUCTION COSTS

Pursuant to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", internally developed software and software purchased from third parties are capitalized if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software. These costs will be amortized when the software will be available for general release.

At each balance sheet date, the unamortized capitalized cost of computer software is evaluated by comparing it to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed its net realizable value is written off.

SOFTWARE LICENSE RIGHTS

Software license rights are recorded at cost. These software license rights have not yet been commercialized and therefore are not amortized.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                             [in U.S. dollars]


4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses its long-lived assets for impairment as required by Statement of Financial Accounting Standards ["SFAS"] No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When circumstances indicate that the carrying amount of an asset may not be recoverable, the Company performs an evaluation impairment based on undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the assets, as determined based on the anticipated cash flows, discounted at a rate commensurate with the risk involved. As of December 31, 2003 management has determined that there is no impairment.

INCOME TAXES

Prior to January 18, 2001, Molichem R&D was organized for income tax purposes under Subchapter S of the Internal Revenue Code. Accordingly, no income taxes were provided as the Company's income or loss was included in the federal and state income tax returns of its stockholders. In connection with the reverse Merger [see note 2], the Subchapter S election was revoked and Molichem R&D became a Subchapter C corporation for income tax purposes. Accordingly, the accumulated deficit of Molichem R&D of $440,744 prior to the reverse merger was eliminated by a charge to additional paid-in in capital. The results of operations of Molichem R&D during 2001 prior to the reverse merger were immaterial. Subsequent to January 18, 2001, the Company records income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The Company has elected to file its federal and state tax returns on the cash basis.

GRANT REVENUE

The Company has received government and private grants to fund the research and development of its drug for the treatment of cystic fibrosis. Revenue from grants is recognized as cost qualifying for reimbursement under the grant are incurred and a request for reimbursement is made to the grantor.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

RESEARCH AND DEVELOPMENT

The Company charges the costs of research and development to expense as incurred.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ["APB 25"]. Accounting for Stock Issued to Employees and related interpretations. APB 25 provides that compensation expense for stock options be valued at the quoted market price of the Company's stock less any amount the employee is required to pay to acquire the stock covered by the option. Stock options issued to non-employees are valued at fair value, determined by using either the fair value of the goods or services provided by those non-employees, or an option valuation model in accordance with SFAS No. 123, Accounting for Stock Based Compensation, whichever is more readily determinable and yields the most accurate measure of fair value.

The following table illustrates the effect of net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS No 123, to stock-based employee compensation:

                                                  2003            2002
                                                    $              $
--------------------------------------------------------------------------
Net loss as reported                            (862,541)       (2,239,636)
Add:  Stock-based employee compensation
   expense included in reported net loss              --            38,833
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards             --          (184,559)
--------------------------------------------------------------------------
PRO FORMA NET LOSS                              (862,541)       (2,385,362)
--------------------------------------------------------------------------
NET LOSS PER SHARE
As reported - basic and diluted                    (0.04)            (0.12)
Pro forma - basic and diluted                      (0.04)            (0.13)

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

SEGMENT REPORTING

SFAS No 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about the Company's operating segments. The Company operated in one operating segment, the development and commercialization of medications for the treatment of chronic and serious illnesses, up to May 5, 2003. As of September 16, 2003 the Company operates in one operating segment, the commercialization of software for public safety and security management systems.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130,  Reporting  Comprehensive  Income,  established  standards for the reporting and display of comprehensive income and its components in a full set of basic financial statements. Comprehensive income (loss) includes all non-owner changes in equity during a period and includes revenue, expenses, gains and losses that are excluded from earnings under accounting principles generally accepted in the United States of America. For the period presented, net loss and comprehensive loss are the same.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2003, FASB issued Interpretation No. 46, Consolidation of variable interest entities, an interpretation of accounting research bulletin no. 51 ["FIN 46"]. FIN 46 requires the consolidation of variable interest entities
["VIE"] in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are applicable to variable interests in VIE's created after January 31, 2003. For variable interest acquired before February 1, 2003 the provisions of FIN 46 are applicable in the first interim period after December 15, 2003. The application of FIN 46 did not have, and is not expected to have, a significant effect on our financial position and results of operations.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                             [in U.S. dollars]

5.    PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002, consisted of the following:

                                                   2003              2002
                                                     $                 $
--------------------------------------------------------------------------

Office equipment                                     --            44,183
Furniture and fixtures                               --            14,289
Research and development equipment                   --               510
--------------------------------------------------------------------------
                                                     --            58,982
Less accumulated depreciation                        --           (20,962)
--------------------------------------------------------------------------
TOTAL                                                --            38,020
--------------------------------------------------------------------------

6.    SOFTWARE PRODUCTION COSTS

                                                   2003              2002
                                                     $                 $
--------------------------------------------------------------------------

Software production costs                     1,090,000                --
Accumulated depreciation                             --                --
--------------------------------------------------------------------------
                                              1,090,000                --
--------------------------------------------------------------------------

These costs were incurred under the services agreement with Mobilair [see note 11].

7.    NOTES PAYABLE TO STOCKHOLDERS

                                                             2003        2002
                                                              $           $
--------------------------------------------------------------------------------
Notes for C$200,000 [$153,510], bearing interest at 12%,
payable on demand as of January 30, 2004, convertible in
common stock at the option of the lender at the issuance
price or at a maximum of $0.50 per share upon closing of
a private or public financing of a minimum of $500,000      154,261      --
--------------------------------------------------------------------------------

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                             [in U.S. dollars]

7.    NOTES PAYABLE TO STOCKHOLDERS [CONTINUED]

These notes include a contingent beneficial conversion feature which will be accounted for in the period in which there is a qualifying financing. At that time, there will be a minimum expense of $22,000 to reflect the difference between the 50 cent conversion price and the fair value of the common stock at the commitment date. As well, additional expense will result if the fair value of the common stock on the conversion date is above 53 cents for a note of C$150,000 [$115,130] and above 63 cents for a note of C$50,000 [$38,380].

These notes are issued to directors of the Company who are also principal stockholders.

8.    STOCK OPTIONS

STOCK OPTION PLAN

On August 10, 2001, the Company's Board of Directors adopted the 2001 Stock Award Plan [the "Plan"]. In connection with the Plan, a total of 2,700,000 shares of the Company's common stock have been reserved for issuance inclusive of the shares under nonqualified option grants existing upon adoption of the Plan. The Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock to employees. Directors, officers, consultants and certain other persons as set forth in the Plan. The exercise price, vesting period, and other aspects of individual grants are determined by a committee of the Board of Directors appointed to administer the Plan. No options have been granted subsequent to the adoption of the Plan. At December 31, 2003 and December 31, 2002, 130,746 and 932,140 shares were respectively available for issuance under the Plan.

On May 5, 2003, options to purchase a total of 1,637,114 shares of common stock were cancelled in connection with the spin-off of the subsidiary Molichem R&D.

NON-PLAN OPTION GRANTS

On September 1, 1997, fully vested options to acquire 131,248 shares of the Company's common stock at $0.0013 per share were granted to certain advisors of the Company. The fair value of the services rendered in exchange for those options of $85,050 was recognized as an expense at the time of the grant of those options. During 2001, the Company granted options to acquire 268,000 shares of common stock to consultants, and options to acquire 1,760,000 shares of common stock to employees and directors. The options granted to consultants had an estimated total fair value of $292,913, of which $269,781 was recorded as compensation expense in 2001. The options

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

8.    STOCK OPTIONS [CONTINUED]

granted to employees had a total intrinsic value of $1,310,000 of which $964,333 was recorded as compensation expense in 2001. No options were granted during 2002. At December 2002, options to purchase a total of $381,388 shares of common stock, representing all unvested options were forfeited in connection with the termination of employment agreements.

Transactions affecting stock options are summarized below:

                                                                                      WEIGHTED-
                                                                                       AVERAGE
                                                                    NUMBER OF         EXERCISE
                                                                     SHARES             PRICE
                                                                                          $
------------------------------------------------------------------------------------------------

Stock options outstanding, December 31, 2000                          131,248            0.0013
Options granted                                                     2,028,000              1.53
Options exercised                                                     (10,000)           0.0013
------------------------------------------------------------------------------------------------
Stock options outstanding, December 31, 2001                        2,149,248              1.44
Options forfeited                                                    (381,388)             1.54
------------------------------------------------------------------------------------------------
Stock options outstanding, December 31, 2002                        1,767,860              1.42
Options cancelled                                                  (1,637,114)             1.49
------------------------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING AND EXERCISABLE, DECEMBER 31, 2003          130,746              0.62
------------------------------------------------------------------------------------------------

Following table summarizes the status of the stock options outstanding and exercisable at December 31, 2003.


                               NUMBER OUTSTANDING
                                                              AND EXERCISABLE         AVERAGE
                                                            AS OF DECEMBER 31,       REMAINING
 EXERCISE                                                          2003             CONTRACTUAL
  PRICES                                                                           LIFE (YEARS)
    $
------------------------------------------------------------------------------------------------
 0.0013                                                            80,246               2.3
   1.50                                                            48,000               1.6
   3.50                                                             2,500               0.1
------------------------------------------------------------------------------------------------
                                                                  130,746               4.0
------------------------------------------------------------------------------------------------

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                             [in U.S. dollars]

9.    INCOME TAXES

The differences between the amount of tax at the current federal income tax rate and the provision for the year ended December 31, 2003 and 2002 are as follows:

                                                       2003              2002
                                                         $                 $
--------------------------------------------------------------------------------
Federal income tax benefit at statutory rate       (273,000)         (770,000)
State income taxes, net of federal benefit          (60,000)         (104,000)
Expense eligible for orphan drug credit                  --           393,000
Orphan drug credits                                      --        (1,157,000)
Other                                                    --            39,500
Increase in valuation allowance                     333,000         1,572,000
--------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                               --           (26,500)
--------------------------------------------------------------------------------

The tax benefit for 2002 includes $13,500 of Federal tax benefit resulting from the carry back to 2001 of losses incurred in 2002, and an adjustment of $13,000 of recorded liabilities for state income taxes.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

9.    INCOME TAXES [CONTINUED]

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002 are presented below:

                                                        2003              2002
                                                          $                 $
--------------------------------------------------------------------------------

CURRENT DEFERRED TAX ASSETS (LIABILITIES)
Accrued expenses                                      15,000           314,000
Other                                                     --            (9,000)
--------------------------------------------------------------------------------
                                                      15,000           305,000
--------------------------------------------------------------------------------

NON-CURRENT DEFERRED TAX ASSETS
Net operating loss carry forwards                    282,000           537,000
Stock compensation                                        --           492,000
Orphan drug credits                                       --         1,356,000
Other                                                230,000            25,000
--------------------------------------------------------------------------------
                                                     512,000         2,410,000
--------------------------------------------------------------------------------
Less valuation allowance                            (527,000)       (2,715,000)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET                                    --                --
--------------------------------------------------------------------------------

The Company has established a valuation allowance of $527,000 and $2,715,000 at December 31, 2003 and 2002, respectively, because management believes that net deferred income tax assets are not likely to be to be realized in the future. The Company has federal net operating losses of $689,000 available to offset federal income of future periods through 2023. In addition, the Company has state net operating losses of $689,000 available to offset state income of future periods through 2018. In May and September, 2003, the Company entered into several transactions effecting its share holdings [see note 2]. The resulting changes in the percentage of shares held by certain stockholders may have resulted in one or more ownership changes for U.S. federal income tax purposes. Pursuant to section 382 of the Internal Revenue Code of 1986, as amended, the Company's ability to offset income in tax years beginning after any change of control transaction with any net operating losses, which were incurred prior to and including the date of the first change of control, may be subject to an annual limitation. These transactions are subject to audit by tax Authorities.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

10.   LOSS PER SHARE

The computation of basic and diluted loss per share for each year is as follows:

                                                         2003              2002
                                                           $                 $
--------------------------------------------------------------------------------
NUMERATOR
Net loss                                             (862,541)       (2,239,636)
--------------------------------------------------------------------------------

DENOMINATOR
Weighted-average common shares  outstanding        19,574,322        18,635,446
Basic and diluted loss per share                         0.04              0.12

The following number of warrants and options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and therefore the effect would be antidilutive:

                                                         2003              2002
                                                           $                 $
--------------------------------------------------------------------------------

Number of options                                     130,746         1,767,860
Number of warrants                                  3,200,000                --
--------------------------------------------------------------------------------
TOTAL                                               3,330,746         1,767,860
--------------------------------------------------------------------------------

In additon loss per share excludes the effect of the notes payable which may be converted into common shares [see note 7].

11.   RELATED PARTY TRANSACTIONS

In addition to the related party transactions describe elsewhere in these financial statements, general and administrative expenses include $210,000 paid to Mobilair.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

11.   RELATED PARTY TRANSACTIONS [CONTINUED]

Advances to related company consist of advances to Mobilair payable on demand and non interest bearing. They include C$129,445 [$98,469]. Accounts payable to related company are due to Mobilair and amount to C$201,285 [$155,252] which relate to costs paid by Mobilair on behalf of the Company.

On September 16, 2003, the Company entered into a service agreement until March 31, 2004 with Mobilair. Whereby, Mobilair provides services relating to the development, deployment and maintenance the software license rights. The Company is committed to pay $300,000 up to March 31, 2004. In connection with this services agreement, the Company advance $1,300,000 to Mobilair from September 26, 2003 to November 12, 2003. These advances were repaid through the provision of services.

12.   FINANCIAL INSTRUMENTS

A)    FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company's short-term financial statements, including cash and cash equivalents, advances to related company, other advance, accounts payable and notes payable to stockholders, the carrying amounts approximate the fair value due to their short maturities.

B)    CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash on deposit with a bank that exceed insured limits.

13.   FOURTH QUARTER ADJUSTMENTS

During the fourth quarter, the Company changed the valuation of its software license rights from $1,598,500 to $2,849,500, the corresponding change goes to common stock committed.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

14.   SUBSEQUENT EVENTS

A)    BUSINESS COMBINATION

On February 19, 2004, the Company acquired all of the outstanding capital of Scan-R Urgence Inc. This company develops solutions software for use by municipalities in non-emergency dispatch system. The principal asset acquired in the transaction is intellectual property.

The consideration paid was as follows:


                                                                          $
--------------------------------------------------------------------------------

Payment in cash [C$20,000]                                             15,098
Issuance of 400,000 shares of common stock [C$230,000]                173,627
--------------------------------------------------------------------------------
                                                                      188,725
--------------------------------------------------------------------------------

B)    LICENSE AGREEMENT

Effective February 10, 2004, the Company entered into a Software License Agreement ["License Agreement"], with Seaquest Technologies MKG Inc. ["Seaquest"]. Seaquest is a developer of technological solutions [hardware and technology] that integrates new concepts for marine safety and support systems. The License Agreement provides the Company with an exclusive worldwide, royalty-free, perpetual license to use, offer and distribute Seaquest technology.

In consideration of the grant of the License, the Company committed to issue to Seaquest, 2,000,000 shares of its restricted common stock which is subject to regulatory approval.

In addition, if the Company signs contracts meeting certain criteria prior to December 31, 2004, additional shares may be issued based on contract revenues that the Company may receive related to the licensed technology as follows:


                                                          NUMBER OF RESTRICTED
AMOUNTS OF CONTRACTS                                             SHARES
------------------------------------------------------------------------------

C$5,000,000 [$3,856,500]                                        500,000
An additional C$2,000,000 [$1,542,600]                          200,000
------------------------------------------------------------------------------

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                              [in U.S. dollars]

14.   SUBSEQUENT EVENTS [CONTINUED]

B)    LICENSE AGREEMENT [CONTINUED]

The technology which is the subject of the License Agreement may require additional development prior to commercialization.

The Company advanced $128,003 to Seaquest Technologies MKG Inc. on December 31, 2003. The receivable is non-interest bearing.

C)    NOTES PAYABLE

During January and February 2004, the Company issued eight notes payable to various lenders, some of whom are stockholders for a total amount of $C460,000 [$350,840]. The notes are convertible at the option of the holder.

These notes bear interest at a rate of 12% and accompanying characteristics are as follows:

                        PRICE OF
                       CONVERSION   NUMBER OF          RELATED      TOTAL
                         OPTION       NOTES            PARTY**     AMOUNT
                            $                                         $
------------------------------------------------------------------------------

Payable on demand         $0.40          1               --        C$60,000
                                                                   [$45,760]

Payable on demand as      $0.50*         2                2       C$100,000
   of January 30, 2004                                             [$76,270]

Payable on demand as                                              C$125,000
   of June 30, 2004       $0.40          2               --        [$95,340]

Payable on demand         $0.50*         2                2       C$175,000
                                                                  [$133,470]
------------------------------------------------------------------------------

* These notes are convertible in common stock at the issuance price or at a maximum of $0.50 per share upon closing of a private on public financing of a minimum of $500,000.

** Three notes totalling C$225,000 [$171,605] are issued to stockholders and one note of C$50,000 [$38,135] is issued to a company controlled by a stockholder.

EMERGENSYS CORPORATION
[FORMERLY KNOWN AS MOLICHEM MEDICINES, INC.]
[A Company in the Development Stage]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003                                             [in U.S. dollars]

14.   SUBSEQUENT EVENTS [CONTINUED]

D)    LEASE AGREEMENT

On March 24, 2004, the Company has entered into a one-year lease agreement with Mobilair. Related to this agreement, the Company is committed to pay C$4,000 [$3,000] per month until September 30, 2004.

E)       WAIVER AGREEMENT

On March 31, 2004, the Company has concluded a waiver agreement with stockholders who had certain anti-dilution rights with respect to any reverse stock splits or recapitalizations effected by the company, within one year of May 5, 2003. These anti-dilution rights are related to stock purchase agreement of 5,500,000 shares of the company's restricted common stock.

By this waiver agreement, these stockholders agree to renounced to the anti-dilution rights granted under the stock purchase agreement.