Form 10QSB
period 2004-03-31
EMERGENSYS CORP
filed 2004-05-24
CIK 1143932

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

                [ ] For the quarterly period ended March 31, 2004

                                       OR

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the Registrant's common stock issued and outstanding at May 20, 2004, was 30,124,005.

      Transitional Small Business Disclosure Format:Yes [ ] No [X]

================================================================================

                             EMERGENSYS CORPORATION
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

           Special Note Regarding Forward Looking Statements ..................3

                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements ...............................................4
Item 2.    Plan of Operation..................................................19
Item 3     Controls and Procedures............................................20

                            PART II OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..........................20
Item 5.    Other Information..................................................21
Item 6.    Exhibits and Reports on Form 8-K...................................23

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                             PAGE
                                                                            ----

      Consolidated Balance Sheets as of March 31, 2004 (unaudited) and
      December 31, 2003........................................................5

      Consolidated Statements of Operations for the three months ended
      March 31, 2004 and 2003 (unaudited)......................................6

      Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2004 and 2003 (unaudited)................................7

      Consolidated Statements of Cash Flows for the three months ended
      March 31, 2004 and 2003 (unaudited)......................................8

      Notes to Consolidated Financial Statements (unaudited)...................9

EMERGENSYS CORPORATION

                       CONSOLIDATED INTERIM BALANCE SHEETS

AS AT                                                                [UNAUDITED]
                                                               [IN U.S. DOLLARS]

                                                                     MARCH 31,      DECEMBER 31,
                                                                       2004             2003
                                                                                      [note 1]
                                                                         $                $
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               2,832            21,085
Accounts receivable                                                   600,792                --
Tax credit receivable                                                  43,587                --
Prepaid expenses                                                        7,626                --
Advances to related company [note 8]                                  138,713           149,842
Other advance, 6%, payable on demand [note 3]                         146,387           128,003
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                  939,937           298,930
------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                            17,590                --
------------------------------------------------------------------------------------------------
SOFTWARE PRODUCTION COSTS [note 8]                                  1,390,000         1,090,000
------------------------------------------------------------------------------------------------
SOFTWARE LICENSE RIGHTS [note 3]                                    3,221,303         2,849,500
------------------------------------------------------------------------------------------------
OTHER INTANGIBLE ASSETS [note 4]                                       37,697                --
------------------------------------------------------------------------------------------------
                                                                    5,606,527         4,238,430
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities
   Related company [note 8]                                           403,500           155,252
   Other                                                              823,056            70,128
Deferred revenues                                                       1,868                --
Notes payable to stockholders [note 5]                                541,446           154,261
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,769,870           379,641
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred stock - $0.0001 par value, 20,000,000
   shares authorized, non voting, none issued and
   outstanding at March 31, 2004 and December 31, 2003
Common stock - $0.0001 par value, 80,000,000 shares
   authorized, 30,124,005 and 10,824,005 shares issued
   and outstanding at March 31, 2004 and December 31, 2003,
    respectively                                                        3,012             1,082
Common stock committed, 3,450,000 and 20,300,000
   shares at March 31, 2004 and December 31, 2003, respectively       693,127         4,161,500
Warrants - 3,200,000 warrants, exercisable at $0.375
   until September 11, 2005                                           288,000           288,000
Additional paid-in capital                                          8,690,577         4,736,007
Accumulated deficit                                                (5,837,485)       (5,327,800)
Accumulated other comprehensive loss                                     (574)               --
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          3,836,657         3,858,789
------------------------------------------------------------------------------------------------
                                                                    5,606,527         4,238,430
================================================================================================

See accompanying notes

EMERGENSYS CORPORATION

                  CONSOLIDATED INRERIM STATEMENTS OF OPERATIONS

THREE MONTHS ENDED                                                   [UNAUDITED]
                                                               [IN U.S. DOLLARS]

                                                     MARCH 31,         MARCH 31,
                                                       2004              2003
                                                        $                  $
--------------------------------------------------------------------------------

Contract revenues [note 1]                            670,214                --
Costs of contracts                                    580,131                --
--------------------------------------------------------------------------------
                                                       90,083                --

--------------------------------------------------------------------------------

Operating expenses

   General and administration                         389,070            76,574
   Research and development                           167,050            54,737
   Depreciation and amortization                       34,151             2,628
   Foreign exchange gain                               (5,376)               --
--------------------------------------------------------------------------------
                                                      584,895           133,939
--------------------------------------------------------------------------------
Loss from operations                                 (494,812)         (133,939)
Interest expense                                       14,873               861
--------------------------------------------------------------------------------
Loss before income taxes                             (509,685)         (134,800)
Income taxes                                               --                --
--------------------------------------------------------------------------------
NET LOSS                                             (509,685)         (134,800)
--------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC AND DILUTED                  (0.02)           (0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                              32,425,104        18,679,287


See accompanying notes

EMERGENSYS CORPORATION

                       CONSOLIDATED INTERIM STATEMENTS OF
                               COMPREHENSIVE LOSS

THREE MONTHS ENDED                                                   [UNAUDITED]
                                                               [IN U.S. DOLLARS]

                                                     MARCH 31,         MARCH 31,
                                                       2004              2003
                                                        $                  $
--------------------------------------------------------------------------------

Net loss                                             (509,685)         (134,800)
Foreign currency translation adjustments                 (574)               --
--------------------------------------------------------------------------------
NET COMPREHENSIVE LOSS                               (510,259)         (134,800)
--------------------------------------------------------------------------------

See accompanying notes

EMERGENSYS CORPORATION

                         CONSOLIDATED INTERIM STATEMENTS
                                  OF CASH FLOWS

THREE MONTHS ENDED                                                   [UNAUDITED]
                                                               [IN U.S. DOLLARS]

                                                                     MARCH 31,         MARCH 31,
                                                                       2004              2003
                                                                        $                  $
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             (509,685)         (134,800)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                       34,151             2,628
   Other non-cash expenses                                              1,000                --
   Gain on foreign exchange                                               (98)               --
Net changes in non-cash working capital items                         391,958           (84,707)
------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (82,674)         (216,879)
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Advances to companies                                                (142,307)               --
Repayment of advances to companies                                    135,052                --
Acquisition of rights                                                      (1)               --
Investment in software production costs                              (300,000)               --
Business combination [note 10]                                        (15,032)               --
------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (322,288)               --
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Notes payable to stockholders, net cash provided
   by financing activities                                            387,185                --
------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          (476)               --
------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (18,253)         (216,879)
Cash and cash equivalents, beginning of period                         21,085           304,178
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                 2,832            87,299
------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Cash paid for interest                                                     --             1,356
------------------------------------------------------------------------------------------------

See accompanying notes

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION

The consolidated financial statements at March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and item 310 of regulation S-B. These interim financial statements are unaudited and reflect all adjustments [consisting only of normal recruiting accruals] which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operating results for interim periods in accordance with accounting principles generally accepted in the U.S. for interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10 KSB, for the fiscal year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for the fiscal year ending December 31, 2004 or any other future periods.

The Company's consolidated interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $509,685 and $134,800 for the three months period ended March 31, 2004 and 2003, respectively, has an accumulated deficit of $5,837,485 and negative working capital of $829,933 as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to pursue additional equity financing to fund the commercialization of its software licence rights, its basic infrastructure and ongoing and future operations.

The Company has signed a significant contract of C$4,700,000 [$3,626,520] with Technolopole Maritime of Quebec for the delivery of an integrated infrastructure system of maritime information (IIIM).

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND GOING CONCERN ASSUMPTION [CONTINUED]

The project stages consist in delivery of software tools, delivery of equipment, structuring the integrated software and delivery of the integrated system.

Within the context of this transaction, the Company will conserve the intellectual property and obtain a right to utilize the IIIM to promote and demonstrate the capacity of the integrated system in consideration of a total amount of C$1,200,000 [$925,920], payable over a three year term. The Company also has worldwide marketing rights, except for Canada, for the resulting integrated system.

The Company will subcontract the services of Seaquest Technologie TI to structure the integrated software which represents the third stage of the project.

In  addition,   the  Company   concluded  a  private  placement  of  C$5,000,000
[$3,595,000],   subject  to  certain   conditions,   to  fund   operations   and
commercialization of its software license rights [see note 11c)].

The ability of the Company to continue as a going concern is dependent upon its ability to successfully commercialize its software license rights and ultimately attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has long-term contracts with two customers. Revenues from each customer in the first quarter of 2004 amounted to $575,325 and $94,889, respectively. Therefore, it no longer considers itself to be in the development stage as was the case in prior years. Accounts receivable represents amounts due from these two customers in the amount of $437,121 and $97,994, respectively.

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

2.    SUMMARY OF CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries EmergenSys Canada Inc. and Scan-R Urgence Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

FOREIGN CURRENCY TRANSLATION

During the first quarter of 2004, the Company  acquired Scan-R Urgence Inc. [see note 10] and created a second subsidiary. Both subsidiaries are Canadian companies with a functional currency of the Canadian dollar. The balance sheets of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of each period. Revenues, expenses and cash flows are translated at weighted average rates of exchange. Gains or losses resulting from foreign currency transactions are included in earnings, while those resulting from translation of financial statement balances are shown as a separate component of other comprehensive loss.

SOFTWARE LICENSE RIGHTS

Software license rights are recorded at cost. Certain of the Company's software license rights in the amount of $2,849,500 are not yet commercialized and therefore are not amortized. The remaining software license rights are amortized over three years.

RECOGNITION OF CONTRACT REVENUES

Revenues from long-term contracts consisting of designing, structuring or developing software solutions are recognized using the percentage of completion method of accounting. The degree of completion is determined by comparing the costs incurred to the total costs anticipated for the entire contracts, excluding costs that are not representative of the measure of performance.

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

3.    SOFTWARE LICENSE RIGHTS

                                                     MARCH 31,      DECEMBER 31,
                                                       2004             2003
                                                         $                $
--------------------------------------------------------------------------------

Software license rights                             3,255,454         2,849,500
Accumulated depreciation                               34,151                --
--------------------------------------------------------------------------------
                                                    3,221,303         2,849,500
--------------------------------------------------------------------------------

During the first quarter, the Company entered into a Software License Agreement ["License Agreement"], with Seaquest Technologies MKG Inc. ["Seaquest"]. Seaquest is a developer of technological solutions [hardware and technology] that integrates new concepts for marine safety and support systems. The License Agreement provides the Company with an exclusive worldwide, royalty-free, perpetual license to use, offer and distribute Seaquest technology.

In consideration of the grant of the License, the Company committed to issue to Seaquest, 2,000,000 shares of its restricted common stock which is subject to regulatory approval.

In addition, if the Company signs contracts with customers outside of Canada prior to December 31, 2004 and meeting certain criteria, additional shares may be issued based on contract revenues that the Company may receive related to the licensed technology as follows:

                                                       NUMBER OF RESTRICTED
AMOUNTS OF CONTRACTS                                          SHARES
--------------------------------------------------------------------------------

C$5,000,000 [$3,856,500]                                     500,000
An additional C$2,000,000 [$1,542,600]                       200,000
--------------------------------------------------------------------------------

The technology which is the subject of the License Agreement may require additional development prior to commercialization.

During the first quarter of 2004, the Company advanced an additional amount of $18,384 to Seaquest Technologies MKG Inc.

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

4.    OTHER INTANGIBLE ASSETS

                                                         MARCH 31,  DECEMBER 31,
                                                           2004         2003
                                                             $            $
--------------------------------------------------------------------------------

Intellectual property [note 10]                            37,696            --
Rights for utilization of integrated system [note 1]            1            --
--------------------------------------------------------------------------------
                                                           37,697            --
--------------------------------------------------------------------------------
5.    NOTES PAYABLE TO STOCKHOLDERS

                                                         MARCH 31,  DECEMBER 31,
                                                           2004         2003
                                                             $            $
--------------------------------------------------------------------------------

Notes for C$525,000 [$403,104], bearing interest at 12%,
payable on demand,  convertible  in common  stock at the
option  of the  lender  at the  issuance  price  or at a
maximum  of $0.50 per share  upon  closing of private or
public  financing of a minimum of $500,000.  These notes
are issued to  stockholders  or a company  controlled by
stockholders.                                             400,365       154,261

Note for C$60,000  [$45,143],  bearing  interest at 12%,
payable on demand,  convertible  in common  stock at the
option  of the  lender  at the  issuance  price  or at a
maximum of $0.40 per share.                               45,756             --

Notes for C$125,000 [$93,940],  bearing interest at 12%,
payable on demand as of June 30,  2004,  convertible  in
common stock at the option of the lender at the issuance
price or at a maximum of $0.40 per share.                 95,325             --

--------------------------------------------------------------------------------
                                                         541,446        154,261
--------------------------------------------------------------------------------

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

5.    NOTES PAYABLE TO STOCKHOLDERS [CONTINUED]

These notes include a contingent beneficial conversion feature which will be accounted for in the period in which there is a qualifying financing. At that time, there will be a minimum expense of $131,264 to reflect the difference between the conversion price and the fair value of the common stock at the commitment date. As well, additional expense will result if the fair value of the common stock on the conversion date is above the fair value at the commitment date.

6.    CAPITAL STOCK

During the first quarter of 2004, the Company agreed to the issuance of 50,000 committeed common stock in consideration for professional fees.

In addition, certain stockholders agreed to renounce their anti-dilution rights under a stock purchase agreement relating to certain capital transactions which occurred between May 5, 2003 and May 5, 2004.

7.    LOSS PER SHARE

The computation of basic and diluted loss per share for each year is as follows:

                                                     MARCH 31,        MARCH 31,
                                                       2004             2003
                                                         $                $
--------------------------------------------------------------------------------

NUMERATOR

Net loss                                             (509,685)         (134,800)
--------------------------------------------------------------------------------

DENOMINATOR

Weighted-average common shares  outstanding        32,425,104        18,679,287
Basic and diluted loss per share                        (0.02)            (0.01)

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

7.    LOSS PER SHARE [CONTINUED]

The following number of warrants and options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and therefore the effect would be antidilutive:

                                                      MARCH 31,        MACH 31,
                                                        2004             2003
                                                          $                $
--------------------------------------------------------------------------------

Number of options                                      130,746         1,767,870
Number of warrants                                   3,200,000                --
--------------------------------------------------------------------------------
TOTAL                                                3,330,746         1,767,870
--------------------------------------------------------------------------------

In addition loss per share excludes the effect of the notes payable which may be converted into common shares [see note 5].

8.    RELATED PARTY TRANSACTIONS

During the first quarter of 2004, in addition to the related party transactions described elsewhere in these financial statements, the Company paid $300,000 to Mobilair, a company controlled by a principal stockholder and a director and officer of the Company, under the service agreement which were capitalized as software production costs.

Advances to related company consist of advances to Mobilair payable on demand and non interest bearing. These advances amount to C$181,895. Accounts payable to related company are due to Mobilair and include an amount of C$201,285 [$155,252] which relate to costs paid by Mobilair on behalf of the Company.

9.    COMMITMENTS

During the first quarter of 2004, the Company has entered into a one-year lease agreement with Mobilair. Related to this agreement, the Company is committed to pay C$4,000 [3,000] per month, until September 30, 2004.

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

10.   BUSINESS COMBINATION

On February 19, 2004, the Company acquired 100% of the issued and outstanding shares of Scan-R Urgence Inc. ("Scan-R") for total consideration of C$128,000 [$96,204]; cash of C$20,000 [$15,032] and 400,000 shares of its common stock committed for issuance. Scan-R develops solutions software for use by municipalities in non-emergency dispatch system. The principal asset acquired in the transaction is intellectual property.

The acquisition has been accounted for using the purchase method and the results of operations have been consolidated from the date of acquisition. The net assets acquired at the allocated values are as follows:

                                                                                           $
------------------------------------------------------------------------------------------------------
Working capital                                                      C$54,443            40,919
Fixed assets                                                         C$23,403            17,590
Intellectual property                                                C$50,154            37,695
------------------------------------------------------------------------------------------------------
Net assets acquired                                                 C$128,000            96,204
------------------------------------------------------------------------------------------------------

Consideration
   Cash                                                              C$20,000            15,032
   400,000 shares of its common stock committed for issuance        C$108,000            81,172
------------------------------------------------------------------------------------------------------
                                                                    C$128,000            96,204
------------------------------------------------------------------------------------------------------

The Company acquired negative goodwill that reduced intellectual property for an amount of C$44,486 [31,451]. There was no purchased in progress research and development included with this acquisition, therefore no amounts were written-off to results of operations. Pro forma results of operations, as if the purchase had occurred at the beginning of each fiscal period are presented below:

                                                                         PRO FORMA COMBINED
                                                                         THREE MONTH ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                       2004             2003
                                                                         $                $
                                                                              [unaudited]
-------------------------------------------------------------------------------------------------------
Revenues                                                              670,214            22,680
Net loss                                                              533,706           137,297
Net loss per common share:  basic and diluted                           (0.02)            (0.01)
Weighted average shares outstanding:  basic and diluted            32,644,884        19,079,287

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

11.   SUBSEQUENT EVENTS

a)    NOTES PAYABLE

These notes bear interest at a rate of 12% and accompanying characteristics are as follows:

                                  PRICE OF
                                 CONVERSION        NUMBER OF          RELATED           TOTAL
                                   OPTION            NOTES             PARTY           AMOUNT
                                      $                                                   $
------------------------------------------------------------------------------------------------------
Payable on demand, including
   a premium of 8% on capital
   totalling C$16,000 [$12,201]     $0.40               1                1  *         C$200,000
                                                                                      [$152,091]

Payable on demand as                                                                  C$140,000
   of June 30, 2004                 $0.40               2               --            [$110,906]
------------------------------------------------------------------------------------------------------

*     This note is issued to a company controlled by a stockholder.

b)    EXPIRATION OF A NON-EXCLUSIVE LICENSE

On May 6, 2004, the Company's non-exclusive license to develop certain compounds expired due to the non-payment of the continuation payment. The license has no accounting value and therefore no loss was recorded.

c)    PRIVATE PLACEMENT

On May 11, 2004 the Company entered into an Agency Agreement for a private placement to be conducted in Canada. The offering involves the sale of 12,500,000 Special Warrants at a price of C$.40 per Special Warrant or an aggregate of C$5,000,000. The offering further provides for the sale of up to an additional 2,500,000 Special Warrants (C$1,000,000) to cover over-allotments, if any. Each Special Warrant is exercisable to acquire, for no additional consideration, one common share and one common stock purchase warrant (the "Purchase Warrant") for the purchase of one additional common share. Each Purchase Warrant entitles the holder thereof to purchase one common share at a price of C$.50 per share from the Special Warrant closing date through April 30, 2005 and at a price of CDN$.60 per share from May 1, 2005 through April 30, 2006. Each Special Warrant will be automatically exercised on the earlier of (i) the date on which the common stock underlying the Special Warrants and the Purchase Warrants becomes registered for public sale in the provinces of Quebec, Ontario, Alberta, and British Columbia [the "Canadian

EMERGENSYS CORPORATION

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2004                                                       [Unaudited]
                                                               [in U.S. dollars]

11.   SUBSEQUENT EVENTS [CONTINUED]

c) PRIVATE PLACEMENT [CONTINUED]

Registration"], and our common stock becomes listed on the TSX Venture Exchange [the Canadian Registration and the TSX Venture Exchange Listing are collectively referred to herein as the "Liquidity Transaction"]; or (ii) 12 months and one day after the Special Warrant closing date. On May 11, 2004, an amount of C$5 000 000 has been closed in escrow in accordance with the offering. On May 21, 2004, an amount of C$ 2 250 000 has been released from the escrow in favour of the corporation. The remaining amount will be released when the Company will have completed the acquisition of a private company described below.

In consideration for the services to be rendered by the agent in connection with the private placement, the Company will pay the following:

o a fee equal to 10% of the gross proceeds raised in connection with the private placement; and

o a compensation option to acquire, for no additional consideration, broker warrants (the "Broker Warrants") equal in number to 10% of the Special Warrants issued pursuant to the private placement. Each Broker Warrant shall entitle the holder thereof to purchase one unit at a price of CDN$.40 per unit for a period of two years from the Special Warrant closing date. Each unit consists of one share of common stock and one common stock purchase warrant (the "Broker Purchase Warrant"). Each Broker Purchase Warrant is identical to the Purchase Warrants issuable upon exercise of the Special Warrants.

The Company has agreed to use its best efforts to complete the Liquidity Transaction on or prior to August 31, 2004. If we do not file a Preliminary Prospectus respecting the Canadian Registration and a listing application with the TSX Venture Exchange by July 31, 2004, the Company has agreed to issue to the purchasers in the private placement as a penalty, at no additional cost, an additional number of Special Warrants equal to 10% of the number of Special Warrants issued pursuant to the private placement.

Similarly, the Company has agreed to use its best efforts to acquire all of the outstanding stock of Mobilair Integration within 90 days following the Special Warrant closing date, failing which we have agreed to issue to the purchasers in the private placement, as a penalty, at no additional cost, an additional number of Special Warrants equal to 10% of the number of Special Warrants issued pursuant to the private placement

ITEM 2. PLAN OF OPERATION

Since September 16, 2003, the date of our Software License Agreement and our Service Agreement with Mobilair Integration, we have devoted our financial and human resources to the development and marketing of public safety and security management systems including related software development. Through our service agreement with Mobilair Integration, we have modified the software to make it adaptable for use in North America, South America and other markets. The software developed by Mobilair Integration had been developed in French solely for use in Quebec Province. To complete the development of our proposed software products related to the software license, engage in related marketing activities and conduct general business operations, we will be required to raise an estimated $3,000,000 to $4,000,000 over the next twelve months. We expect this requirement to be satisfied by our May 2004 Regulation S private placement. See
Part II, Item 5. Other Information. These proceeds will be used for:

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

We believe that approximately $3,000,000 of additional capital will allow us to operate for the next twelve months and engage in our planned activities. Most of the product development related to the technology license from Mobilair
Integration has been completed. We intend to enter into sub-contracting arrangements with Mobilair Integration and others with respect to our additional technical requirements. After we complete our initial products we will look to complement and expand these product offerings. Further licensing or acquisition of technologies will require additional funds. Moreover, if significant orders are received over the next twelve months, additional funds could be required for accelerating our business plan as well as providing funds for bonding arrangements that are often a condition or larger contracts.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2004 we received a loan in the amount of $152,091 from a related party. The loan which is represented by a promissory note bears interest at the rate of 12% per annum and is payable on demand. At the time of repayment, we have further agreed to pay the lender an 8% premium on the principal amount of the loan which amounts to $12,201 (the "Premium Payment). Prior to repayment by us, the lender has the right to convert the Premium Payment and any and all principal and interest due on the loans into shares of our common stock at a price of $.40 per share. The issuance of the note was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

In April 2004, we received aggregate loans in the amount of $110,906 from two persons. The loans which are represented by promissory notes bear interest at the rate of 12% per annum and are payable on demand commencing June 30, 2004. Prior to repayment by us, each of the lenders has the right to convert any and all principal and interest due on their respective loans into shares of our common stock at a price of $.40 per share. The issuance of the note was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

During the period December 3, 2003 through February 7, 2004 we received aggregate loans in the amount of $364,001 from certain related parties. The loans which are represented by promissory notes bear interest at the rate of 12% per annum and are payable on demand. In the event that while any of the loans are outstanding we engage in a private or public offering of our common stock in the minimum amount of $500,000 each lender will have the right to convert any and all principal and interest then due on their respective loans into shares of our common stock at the lesser of $.50 per share or the sale price for the common stock in the offering. The issuances of the notes were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

      o     a cash payment of $15,032; and;

      o the issuance of an aggregate of 400,000 shares of our restricted common stock to the two shareholders and a key employee of Scan R.

Pending approval from the Quebec Securities Commission, we will issue the 400,000 common shares.

ITEM 5. OTHER INFORMATION

On May 11, 2004 we entered into an Agency Agreement with Desjardins Securities Inc. ("Desjardins") whereby Desjardins agreed to act as the placement agent for a Regulation S private placement to be conducted in Canada. The offering involves the sale of 12,500,000 Special Warrants at a price of CDN$.40 per Special Warrant or an aggregate of CDN$5,000,000. The offering further provides for the sale of up to an additional 2,500,000 Special Warrants (CDN$1,000,000) to cover over-allotments, if any. Each Special Warrant is exercisable to acquire, for no additional consideration, one common share and one common stock purchase warrant (the "Purchase Warrant") for the purchase of one additional common share. Each Purchase Warrant entitles the holder thereof to purchase one common share at a price of CDN$.50 per share from the Special Warrant closing date (which will be on or before May 25, 2004) through April 30, 2005 and at a price of CDN$.60 per share from May 1, 2005 through April 30, 2006. Each Special Warrant will be automatically exercised on the earlier of (i) the date on which the common stock underlying the Special Warrants and the Purchase Warrants becomes registered for public sale in the provinces of Quebec, Ontario, Alberta, and British Columbia (the "Canadian Registration"), and our common stock becomes listed on the TSX Venture Exchange (the Canadian Registration and the TSX Venture Exchange Listing are collectively referred to herein as the "Liquidity Exchange"); or (ii) 12 months and one day after the Special Warrant closing date.

In consideration for the services to be rendered by Desjardins in connection with the private placement, we agreed to pay Desjardins the following:

      o a fee equal to 10% of the gross proceeds raised in connection with the private placement; and

      o a compensation option to acquire, for no additional consideration, broker warrants (the "Broker Warrants") equal in number to 10% of the Special Warrants issued pursuant to the private placement. Each Broker Warrant shall entitle the holder thereof to purchase one unit at a price of CDN$.40 per unit for a period of two years from the Special Warrant closing date. Each unit consists of one share of common stock and one common stock purchase warrant (the "Broker Purchase Warrant"). Each Broker Purchase Warrant is identical to the Purchase Warrants issuable upon exercise of the Special Warrants.

We have agreed to use our best efforts to complete the Liquidity Transaction on or prior to August 31, 2004. If we do not file a Preliminary Prospectus respecting the Canadian Registration and a listing application with the TSX Venture Exchange by July 31, 2004, we have agreed to issue to the purchasers in the private placement as a penalty, at no additional cost, an additional number of Special Warrants equal to 10% of the number of Special Warrants issued pursuant to the private placement.

Similarly, we have agreed to use our best efforts to acquire all of the outstanding stock of 3720161 Canada Corporation (d/b/a Mobilair Integration) within 90 days following the Special Warrant closing date (the "Mobilair Acquisition"), failing which we have agreed to issue to the purchasers in the private placement, as a penalty, at no additional cost, an additional number of Special Warrants equal to 10% of the number of Special Warrants issued pursuant to the private placement.

To date, 12,500,000 Special Warrants have been sold. The CDN$5,000,000 in proceeds therefrom were placed in escrow. The CDN$500,000 commission payable to Desjardins for the Special Warrants sold has been paid from escrow. CDN$2,250,000 of the proceeds were released to us from escrow on May 21, 2004. The balance of the proceeds (CDN$2,250,000) will be released to us on the earlier of (i) the date on which (a) the Mobilair Acquisition have been closed; and (b) all required filings have been made by us in the Province of Quebec with respect to all private placements completed by us since our inception that involved offers and sales to Quebec residents; or (ii)August 9, 2004, which is 90 days after the closing date for the offering.

Effective January 24, 2004, through our wholly owned subsidiary, EmergenSys Canada Inc., we entered into an agreement with Technopole Maritime of Quebec ("Technopole") pursuant to which we have agreed to provide Technopole with an integrated infrastructure system of maritime information (the "Maritime System"). The infrastructure includes:

      o     Electronic Chart Display Information System;

      o     Visualization Display and Information System;

      o     Automatic Identification System;

      o     Visual Traffic System;

      o     Environmental Monitoring System;

      o     Instrumentation for Sea Condition Forecasts;

      o     Marine Weather Forecast;

      o     Automatic Vehicle Locator; and

      o     Port and Vessels Management Data

The project is required to be completed within 3 years and, assuming successful completion, will result in payments to us of an aggregate of $3,626,520, less the amount of credits we supply to Technopole, as described below. Under the agreement, Technopole will be paying us monthly based upon the amount of work completed and expenses incurred by us prior to each payment date.

The project will involve the following stages:

      o     delivery of software tools;

      o     delivery of equipment;

      o     structuring of the integrated software; and

      o     delivery of the integrated system.

We will retain all intellectual property rights related to the technologies that we utilize and develop in connection with the agreement. Further, we will have the right, for a period of five years commencing on the date of final delivery of contract equipment, to utilize the equipment we develop for and deliver to Technopole for our own use for demonstration and promotional purposes. In consideration of these rights, we will provide Technopole with a 25.53% credit against the amount of each invoice or $925,920 on an aggregate basis.

In furtherance of the transaction, we also executed a commercialization agreement with Technopole respecting the commercialization of the Maritime System. Therein, we granted Technopole a non-exclusive, royalty free and perpetual right to use and commercialize the Maritime System in Canada. We retained our right to commercialize the Maritime System for the rest of the world but agreed to pay Technopole a royalty based on the value of our Maritime System commercialization contracts outside of Canada. On contracts of
CDN$200,000 or less we will pay Technopole a 5% royalty and on contracts in excess of CDN$200,000 we will pay Technopole a 3% royalty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                   DESCRIPTION

10.1 Agency Agreement dated May 11, 2004 between Registrant and Desjardins Securities Inc.

31.1                Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                    Executive Officer


31.2                Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                    Financial Officer


32.1                Rule 1350 Rule 1350Certification of Chief Executive Officer

32.2                Rule 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

On February 13, 2004 we filed a Form 8-K dated September 10, 2004. Item 4 thereof referred to a change in our independent certifying account.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: May 21, 2004                    EmergenSys Corporation

                                              By: /s/ Daniel Veilleux
                                                  ------------------------------
                                              Daniel Veilleux
                                              President, Chief Executive Officer